Form 10-Q
period 2008-06-30
Triangle Alternative Network Inc.
filed 2008-12-31
CIK 1436426

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
      For the transition period from _______________ to _______________.

                           COMMISSION FILE NUMBER:


                   TRIANGLE ALTERNATIVE NETWORK INCORPORATED
	     ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               	    DELAWARE	                     26-2691611
	-------------------------------		-------------------
    	(State or other jurisdiction of     	 (I.R.S. Employer
     	incorporation or organization)     	Identification No.)


            	     2113A GULF BLVD.   		  33785
      	       INDIAN ROCKS BEACH, FLORIDA
	----------------------------------------	----------
	(Address of principal executive offices) 	(Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (727) 953 9778
  --------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report.)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]       No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):


Large accelerated filer [ ]	Accelerated filer 	  [ ]

Non-accelerated filer   [ ]  	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

   APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes [ ]   No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of December 14, 2008, there were 2,819,000 shares of common stock, par value $0.005, issued and outstanding.





                   TRIANGLE ALTERNATIVE NETWORK INCORPORATED

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements					      F-2-F-7

ITEM 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations.		      2

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk     5

ITEM 4TControls and Procedures					      5

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings					      7

ITEM 1ARisk Factors						      7

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds    7

ITEM 3 Defaults Upon Senior Securities				      7

ITEM 4 Submission of Matters to a Vote of Security Holders	      7

ITEM 5 Other Information					      7

ITEM 6 Exhibits							      7




                        PART I - FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading "Management's Discussion and Analysis of Financial Condition or Plan of Operation." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking  statements  are not guarantees  of  future  performance.  They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 FINANCIAL STATEMENTS



                      TRIANGLE ALTERNATIVE NETWORK, INC.
                         Notes to Financial Statements
                     June 30, 2008 and December  31, 2007

MOORE & ASSOCIATES, CHARTERED
      ACCOUNTANTS AND ADVISORS
              PCAOB REGISTERED



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Triangle Alternative Network, Inc.
(A Development Stage Company)

We have reviewed the accompanying consolidated balance sheet of Triangle Alternative Network, Inc. as of June 30, 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the three-month and six-month periods ended June 30, 2008, from inception on May 23, 2007 through June 30, 2007, and from inception on May 23, 2007 through June 30, 2008. These interim financial statements are the responsibility of the Corporation's management.

We conduct our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triangle Alternative Network, Inc. as of December 31, 2007, and the related statements of income, stockholders' equity and cash flows from inception on May 23 2007 through December 31, 2007 (not presented herein); and in our report dated May 19, 2008, we expressed an unqualified opinion with a going concern paragraph on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.

/S/ MOORE & ASSOCIATES, CHARTERED
---------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
December 17, 2008



6490 WEST DESERT INN RD, LAS VEGAS, NEVADA 89146 (702) 253-7499 FAX: (702)253-
7501


                                                 TRIANGLE ALTERNATIVE NETWORK, INC.
                                                   (A Development Stage Company)
                                                    Consolidated Balance Sheets

ASSETS

                                                                           June 30,     December 31,
                                                                            2008           2007
                                                                         (unaudited)
									 ----------	-----------
CURRENT ASSETS
 Cash and cash equivalents                                               $      441	$       573
									 ----------	-----------
        Total Current Assets                       				441        	573
									 ----------	-----------
EQUIPMENT
       Equipment, net                                                        19,721          19,943
									 ----------	-----------
        Total Equipment, net                    			     19,721          19,943
									 ----------	-----------
OTHER ASSETS
       Film and production costs                                             34,500          34,400
       Deposits                                                                 110        	110
									 ----------	-----------
       Total Other Assets                      				     34,610          34,510
									 ----------	-----------
       TOTAL ASSETS                    					 $   54,772	$    55,026
									 ==========	===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Notes payable, current portion                                    $    3,063 	$     3,063
       Accounts payable and accrued expenses                                  2,078          	  -
       Related party payables                                                58,682          51,601
									 ----------	-----------
        Total Current Liabilities              				     63,823          54,664
									 ----------	-----------
LONG-TERM LIABILITIES
      Notes payable net of current portion                                    9,916          11,124
									 ----------	-----------
        TOTAL LIABILITIES                       			     73,739          65,788

STOCKHOLDERS' EQUITY
(DEFICIT)
        Common stock; 50,000,000 shares
         authorized at par value of $0.001, 1,000,000
         shares nissued and outstanding                                       1,000           1,000
        Additional paid-in capital                                           74,000          74,000
        Accumulated deficit                                                 (93,967)	    (85,762)
									 ----------	-----------
         Total Members' Equity (Deficit)       				    (18,967)	    (10,762)
									 ----------	-----------
         TOTAL LIABILITIES AND
         STOCKHOLDERS'
         EQUITY (DEFICIT)              					 $   54,772	$    55,026
									 ==========	===========


                 The accompanying notes are an integral part of these financial statements.



                                                TRIANGLE ALTERNATIVE NETWORK, INC.
                                                  (A Development Stage Company)
                                              Consolidated Statements of Operations
                                                           (unaudited)



                                                                        From Inception                	From Inception
                                                  For the Three  	on May 23,   	For the Six  	on May 23,
                                                  Months Ended  	2007 Through 	Months Ended 	2007 Through
                                                  June 30,      	June 30,     	June 30,     	June 30,
                                                  2008          	2007         	2008         	2008
						  -------------		--------------	-----------	--------------
REVENUES                                          $           - 	$            -  $         - 	$            -

OPERATING EXPENSES

  Advertising expense                                         -           	     -            -         	   350
  Depreciation expense                                	    111            	     -          222       	 2,438
  Film and production  expense                                -            	     -            -       	 1,081
  General and administrative                              6,894       		75,907        7,451      	89,473
						  -------------		--------------	-----------	--------------
     Total Operating Expenses           		  7,005       		75,907        7,673      	93,342
						  -------------		--------------	-----------	--------------
INCOME (LOSS) FROM OPERATIONS                            (7,005)     	       (75,907)      (7,673)	       (93,342)
						  -------------		--------------	-----------	--------------
OTHER EXPENSES

  Interest expense                                  	   (260)            	     -         (532)       	  (625)
						  -------------		--------------	-----------	--------------
LOSS BEFORE TAXES                                        (7,265)     	       (75,907)      (8,205)
                                                                                                               (93,967)

  Income taxes                                                -           	     -            -           	     -
						  -------------		--------------	-----------	--------------
NET LOSS                                          $      (7,265) 	$      (75,907) $    (8,205) 	$      (93,967)
						  =============		==============	===========	==============
BASIC LOSS PER MEMBER UNIT                        $       (0.01) 	$        (0.08) $     (0.01)
						  =============		==============	===========
WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING                          1,000,000    	     1,000,000    1,000,000
						  =============		==============	===========



                            The accompanying notes are an integral part of these financial statements


<S


                             TRIANGLE ALTERNATIVE NETWORK, INC.
                               (A Development Stage Company)
                 Consolidated Statements of Stockholders' Equity (Deficit)
                                        (unaudited)




                                                          		Deficit
                                                        		Accumulated     Total
                                               		Additional 	During the 	Stockholders'
                                 Common Stock      	Paid-In  	Development    	Equity
                               Shares     Amount   	Capital     	Stage      	(Deficit)
			       ---------- ------	----------	-----------	------------
Balance, May 23, 2007                   - $    -	$        - 	$         - 	$          -

Shares issued for services
   on March 13, 2007
   at $0.08 per share           1,000,000  1,000   	    74,000          	  -           75,000

Net loss since from inception
   through December 31, 2007            -      -        	 -   	    (85,762)         (85,762)
			       ---------- ------	----------	-----------	------------
Balance, December 31, 2007      1,000,000  1,000   	    74,000   	    (85,762)         (10,762)

Net loss for the six months
   ended June 30, 2008                  -      -        	 -    	     (8,205)          (8,205)
			       ---------- ------	----------	-----------	------------
Balance, June 30, 2008          1,000,000 $ 1,000 	$   74,000 	$   (93,967) 	$    (18,967)
			       ========== =======	==========	===========	============


         The accompanying notes are an integral part of these financial statements.



                                                TRIANGLE ALTERNATIVE NETWORK, INC.
                                                  (A Development Stage Company)
                                              Consolidated Statements of Cash Flows
                                                           (unaudited)

										From Inception	From Inception
								For the Six	on May 23,	on May 23,
								Months Ended	2007 Through	2007 Through
								June 30,	June 30,	June 30,
								2008		2007		2008
								------------	--------------	--------------
OPERATING ACTIVITIES

	Net loss						$     (8,205)	$      (75,907)	$      (93,967)
	Adjustments to Reconcile Net Loss to Net
	Cash Used by Operating Activities:
	Depreciation expense						 222 		     - 		 2,438
	Common stock issued for services				   - 		75,000 		75,000
	Changes in operating assets and liabilities:
	Changes in accounts payable				       2,078 		     - 		 2,078
	Changes in deposits				 		   - 		  (110)		  (110)
								------------	--------------	--------------
		Net Cash Used in Operating Activities		      (5,905)		(1,017)	       (14,561)
								------------	--------------	--------------
INVESTING ACTIVITIES

	Film and production costs 				 	(100)		     -        (34,500)
	Purchase of property and equipment				   - 		(2,550)       (22,159)
								------------	--------------	--------------
		Net Cash Used in Operating Activities			(100)		(2,550)       (56,659)
								------------	--------------	--------------
FINANCING ACTIVITIES

	Proceeds from loans						   - 		     -		14,384
	Repayment of loans				 	      (1,208)		     -	 	(1,405)
	Proceeds from related party loans			       7,081 		 3,631	 	58,682
								------------	--------------	--------------
		Net Cash Provided by Financing Activities	       5,873 		 3,631	 	71,661
								------------	--------------	--------------
		NET DECREASE IN CASH			   	 	(132)		    64	 	   441

		CASH AT BEGINNING OF PERIOD			   	 573 		     - 	     	     -
								------------	--------------	--------------
		CASH AT END OF PERIOD				$	 441 	$	    64  $	   441
								============	==============	==============

SUPPLIMENTAL DISCLOSURES OF
 	CASH FLOW INFORMATION

	CASH PAID FOR:

	Interest						$ 	 532 	$ 	      - $ 	   625
	Income Taxes			 			$ 	   - 	$ 	      - $ 	     -


                            The accompanying notes are an integral part of these financial statements.


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

     Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.


OVERVIEW

Triangle Alternative Network Incorporated ("TAN, Inc.") is the holding company for and operates through its wholly owned subsidiary, Triangle Alternative Network LLC ("TAN, LLC") (collectively referred to as "TAN", the "Company", "we", "us" or "our"), a development-stage television network which was originally focused on building a diversity of programming aimed at the Gay Lesbian Bi-Sexual Trans-gender ("GLBT") Community and is now focused on general broad based news, entertainment and factual programming. Topics to be broadcast on our network will include news, entertainment, documentaries, family sitcoms and business related programming. With innovative programming and aggressive marketing strategies, TAN endeavors to develop into a relevant service for all broadcasters and programming will be produced by TAN and sold to appropriate broadcasters.. We also intend to expand our business to other relevant and related areas, access to on-line services, news updates/information and home shopping opportunities, among other things.

OUR CORPORATE INFORMATION

TAN, Inc. was incorporated in the State of Delaware on April 1, 2008. We are the holding company for our wholly owned subsidiary, Triangle Alternative Network, LLC ("TAN, LLC"). TAN, LLC was incorporated in the State of Florida on May 23, 2007. TAN has no full time employees. Our principal executive offices are located at 2113A Gulf Blvd., Indian Rocks Beach, FL 33785 and our telephone number is (727) 953-9778

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE PERIOD OF INCEPTION THROUGH JUNE 30, 2007

     REVENUES, EXPENSES AND LOSS FROM OPERATIONS

     Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the three months ended June 30, 2008 and for the period from inception through June 30, 2007 are as follows:

                                                         Three Months           May 23, 2007 (Inception)
							  Ended June		      through June
                                                           30, 2008                     30, 2007
							 -----------		-----------------------


Revenue                              			 $         -   		$                     -
Selling, general and administrative                	       6,894                             75,907
Depreciation                                        	         111                                  -
Interest                                             		 260                                  -
							 -----------		-----------------------
Total costs and expenses                           	       7,265                             75,907
							 -----------		-----------------------
Net Loss                              			 $     7,265                             75,907
							 ===========		=======================


     Revenues for the three months ended June 30, 2008 were $0, compared to $0 for the period from inception through June 30, 2007. We have not begun to realize revenues from our operations.

     For the three months ended June 30, 2008, operating expenses totaled $7,005 as compared to $75,907 for the period from inception through June 30, 2007. This was a decrease of $68,902 or 91%. The decrease in operating expenses resulted from shares valued at $75,000 which were issued in 2007 which were not issued in the three months ended June 30, 2008.

     Interest expense was $260 and $0 for the three months ended June 30, 2008 and the period from inception through June 30, 2007, respectively. This increase of $260% was due to interest charges for the period.

     Our net loss was $7,265 for the three months ended June 30, 2008 compared to a net loss of $75,907 for the period from inception through June 30, 2007. The increase in profitability for the three months ended June 30, 2008 was due to a decrease in shares issued for services of $75,000.


SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE PERIOD FROM INCEPTION THROUGH JUNE 30, 2007

     REVENUES, EXPENSES AND LOSS FROM OPERATIONS

     Our revenues, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the six months ended June 30, 2008 and for the period from inception through June 30, 2007 are as follows:


                            Six Months Ended            For the Period to       	For the Period
                            June 30, 2008           	May 23, 2007(Inception)		May 23, 2007
                                                        to June 30, 2007     		(Inception) to
                                                                                    	June
                                                                                   	30, 2008
			    ----------------		----------------------		--------------

Revenue                     $              -   		$                    -   	$            -
General and                            6,894                            75,907        		90,904
administrative
Depreciation                             111                                 -         		 2,438
Interest                                 260                                 -           	   625
			    ----------------		----------------------		--------------
Total costs and expenses               7,265                            75,907        		93,967
			    ----------------		----------------------		--------------
Net Loss                    $          7,265                            75,907        		93,967
			    ================		======================		==============


     Revenues for the six months ended June 30, 2008 were $0, compared to $0 for the period from inception through June 30, 2007. We have not begun to realize revenues from our operations.

     For the six months ended June 30, 2008, operating expenses totaled $7,265 as compared to $75,907 for the period from inception through June 30, 2007. This was a decrease of $68,642 or 90%. The decrease in operating expenses resulted costs relating from shares valued at $75,000 which were issued in 2007.

     Interest expense was $532 and $0 for the six months ended June 30, 2008 and for the period from inception through June 30, 2007, respectively. This increase of $532 was due to interest charges for the period.

     Our net loss was $8,205 for the six months ended June 30, 2008 compared to a net loss of $75,907 for the period from inception through June 30, 2007. The increase in profitability for the six months ended June 30, 2008 was due to shares issued for services valued at$75,000 which were not issue in the six month period ended June 30, 2008.

Liquidity and Capital Resources

Cash Requirements

     At June 30, 2008 we had cash on hand of $441 compared to $573 at December 31, 2007. The cash on hand is not sufficient for the next twelve months. We anticipate that our cash requirements will increase substantially as a result of the fact that we are now a public, reporting company and as we begin to increase operations to generate revenue from our license and distributorship agreements. We anticipate that we will require approximately $12,000 to meet our minimal operating requirements for the next twelve months. We have not established our revenues and have not established any other source for the required operating funds.

Sources and Uses of Cash

Operations

     For the six months ended June 30, 2008, we used cash in our operation of $5,905.This was primarily the result of the loss from operations of $8,205. and an increase in accounts payable of $2,078 and depreciation expense of $222..

Investments

     We used $100 of cash provided for investments for the six months ended June 30, 2008.

Financing

     We had net cash flows of $5,873 from financing activities for the six months ended June 30, 2008. The cash came from related party loans.


        CRITICAL ACCOUNTING POLICIES

     The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified the following accounting policies that we believe are key to an understanding of our financial statements. These are important accounting policies that require management's most difficult, subjective judgments.

     Off-balance Sheet Arrangements

     We have no off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 4T   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

     Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six months ended June 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

     In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

     A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of June 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

     1. We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

     2. We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

     3. We had a significant number of audit adjustments last fiscal year. Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information. The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls. Management evaluated the impact of our significant number of audit adjustments last year and has concluded that the control deficiency that resulted represented a material weakness.

     To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

     To remediate the material weaknesses in our disclosure controls and procedures identified above, we have continued to refine our internal procedures to begin to implement segregation of duties and to reduce the number of audit adjustments.

Changes in Internal Control over Financial Reporting
Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


     Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 1A   RISK FACTORS

      There have been no changes to our risk factors as described in our Registration Statement on Form S-1 as filed with the SEC on July 17, 2008.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      There were no unregistered, or any other, sales of equity securities by us during the three month period ended June 30, 2008.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

      There have been no events that are required to be reported under this Item.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There have been no events that are required to be reported under this Item.

ITEM 5   OTHER INFORMATION



ITEM 6   EXHIBITS

31.1   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1 Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          Triangle Alternative Network Incorporated


Dated:   December 29, 2008	/s/ Vince Vellardita
				--------------------
                         	By: Vince Vellardita
                         	Chief Executive Officer