Form 10-Q
period 2008-09-30
Triangle Alternative Network Inc.
filed 2009-01-06
CIK 1436426

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q
(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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






                   TRIANGLE ALTERNATIVE NETWORK INCORPORATED

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1 Financial Statements					      F-2-F-7

ITEM 2 Management's Discussion and Analysis of
       Financial Condition and Results of Operations.		      2

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk     7

ITEM 4TControls and Procedures					      7

PART II - OTHER INFORMATION

ITEM 1 Legal Proceedings					      9

ITEM 1ARisk Factors						      9

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds    9

ITEM 3 Defaults Upon Senior Securities				      9

ITEM 4 Submission of Matters to a Vote of Security Holders	      9

ITEM 5 Other Information					      9

ITEM 6 Exhibits							      9





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

ITEM 1 FINANCIAL STATEMENTS


MOORE & ASSOCIATES, CHARTERED
      ACCOUNTANTS AND ADVISORS
              PCAOB REGISTERED



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Triangle Alternative Network, Inc.
(A Development Stage Company)

We  have  reviewed  the  accompanying  consolidated  balance  sheet of Triangle
Alternative Network, Inc. as of September 30, 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the three-month periods ended September 30, 2008, for the nine month period ended September 30, 2008, from inception on May 23, 2007 through September 30, 2007, and from inception on may 23, 2007 through September 30, 2008. These interim financial statements are the responsibility of the Corporation's management.

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

/S/ MOORE & ASSOCIATES, CHARTERED
---------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
November 11, 2008



6490 WEST DESERT INN RD, LAS VEGAS, NEVADA 89146 (702) 253-7499 FAX: (702)253-
7501


                     TRIANGLE ALTERNATIVE NETWORK, INC.
                        (A Development Stage Company)
                         Consolidated Balance Sheets

                                                              ASSETS

                                                       September 30,    December 31,
                                                           2008             2007
                                                        (unaudited)
							----------	------------


CURRENT ASSETS
	Cash and cash equivalents			$	 -	$	 573
							----------	------------
		Total Current Assets			 	 - 		 573
							----------	------------
OTHER ASSETS

	Net assets of discontinued operations			 - 	      54,453
							----------	------------
		Total Other Assets			 	 - 	      54,453
							----------	------------
		TOTAL ASSETS				$	 - 	$     55,026
							==========	============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

	Accounts payable and accrued expenses		$    5,918 	$ 	   -
	Net liabilities of discontinued operations		 - 	      65,788
							----------	------------
		Total Current Liabilities		     5,918 	      65,788
							----------	------------
LONG-TERM LIABILITIES
	Notes payable net of current portion			 - 		   -
							----------	------------
		TOTAL LIABILITIES		 	     5,918 	      65,788

STOCKHOLDERS' EQUITY (DEFICIT)
	Common stock; 50,000,000 shares authorized
	   at par value of $0.001, 1,000,000 shares
	   issued and outstanding			     1,000 	       1,000
	Additional paid-in capital			    74,000 	      74,000
	Accumulated deficit				   (80,918)	     (85,762)
							----------	------------
		Total Stockholders' Equity (Deficit)	    (5,918)	     (10,762)
							----------	------------
		TOTAL LIABILITIES AND STOCKHOLDERS'
		  EQUITY (DEFICIT)			$	 - 	$     55,026
							==========	============


          The accompanying notes are an integral part of these financial statements.




                                                 TRIANGLE ALTERNATIVE NETWORK, INC.
                                                   (A Development Stage Company)
                                               Consolidated Statements of Operations
                                                            (unaudited)



											From Inception	From Inception
		 			For the Three	For the Three	For the Nine	on May 23,	on May 23,
					Months Ended	Months Ended	Months Ended	2007 Through	2007 Through
					September 30,	September 30,	September 30,	September 30,	September 30,
					2008		2007		2008		2007		2008
					------------	------------	------------	------------	------------

REVENUES			 	$ 	   - 	$ 	   - 	$ 	   - 	$ 	   - 	$ 	   -

OPERATING EXPENSES

	Advertising expense			 136 			 	 136 		 350 		 486
	Depreciation expense			 111 		   - 		 333 		   - 	       2,549
	Film and production expense		   - 		   - 		   - 		   - 	       1,081
	General and administrative	       1,085 	       4,327 	       8,536 	      80,234 	      90,558
					------------	------------	------------	------------	------------
	Total Operating Expenses	   	   - 		   - 		   - 		   - 		   -
					------------	------------	------------	------------	------------
LOSS FROM OPERATIONS				   - 		   - 		   - 		   - 		   -
					------------	------------	------------	------------	------------
OTHER EXPENSES

	Interest expense			   - 		   - 		   - 		   - 		   -
					------------	------------	------------	------------	------------
LOSS BEFORE TAXES			 	   - 		   - 		   - 		   - 		   -

	Income taxes		 	 	   - 		   - 		   - 		   - 		   -
					------------	------------	------------	------------	------------
LOSS FROM CONTINUING OPERATIONS			   - 		   - 		   - 		   - 		   -
DISCONTINUED OPERATIONS			      13,049 	      (4,677)	       4,844 	     (80,584)	     (80,918)
					------------	------------	------------	------------	------------
NET INCOME (LOSS)			$     13,049 	$     (4,677)	$      4,844 	$    (80,584)	$    (80,918)
					============	============	============	============	============
BASIC INCOME (LOSS) PER COMMON SHARE
	CONTINUING OPERATIONS		$	   - 	$	   - 	$	   - 	$	   -
					============	============	============	============
	DISCONTINUED OPERATIONS		$	0.01 	$      (0.00)	$       0.00 	$      (0.08)
					============	============	============	============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING		   1,000,000 	   1,000,000 	   1,000,000 	   1,000,000
					============	============	============	============




                             The accompanying notes are an integral part of these financial statements



                             TRIANGLE ALTERNATIVE NETWORK, INC.
                                (A Development Stage Company)
                  Consolidated Statements of Stockholders' Equity (Deficit)
                                         (unaudited)




										Deficit
										Accumulated	Total
								Additional	During the	Stockholders'
					Common Stock		Paid-In		Development	Equity
				  Shares	    Amount	Capital		Stage		(Deficit)
				  ---------	    ------	----------	-----------	------------

Balance, May 23, 2007	 	          - 	    $ 	 - 	$ 	 - 	$ 	  - 	$ 	   -

Shares issued for services
   on March 13, 2007
   at $0.08 per share		  1,000,000 	     1,000 	    74,000 		  - 	      75,000

Net loss since from inception
   through December 31, 2007	 	  - 		 - 		 - 	    (85,762)	     (85,762)
				  ---------	    ------	----------	-----------	------------
Balance, December 31, 2007	  1,000,000 	     1,000 	    74,000 	    (85,762)	     (10,762)

Net income for the nine months
   ended September 30, 2008	 	  - 		 - 		 - 	      4,844 	       4,844
				  ---------	    ------	----------	-----------	------------
Balance, September 30, 2008	  1,000,000 	    $1,000 	$   74,000 	$   (80,918)	$     (5,918)
				  =========	    ======	==========	===========	============





         The accompanying notes are an integral part of these financial statements.


                                                 TRIANGLE ALTERNATIVE NETWORK, INC.
                                                   (A Development Stage Company)
                                               Consolidated Statements of Cash Flows
                                                            (unaudited)


										From Inception	From Inception
								For the Nine	on May 23,	on May 23,
								Months Ended	2007 Through	2007 Through
								September 30,	September 30,	September 30,
								2008		2007		2008
								------------	--------------	--------------

OPERATING ACTIVITIES

	Net income (loss)					$      4,844 	$      (80,584)	$      (95,299)
	Adjustments to Reconcile Net Income (Loss) to Net
	Cash Used by Operating Activities:
		Discontinued operations				     (17,539)		  (110)		(1,052)
		Common stock issued for services			   - 		     - 		75,000
	Changes in operating assets and liabilities:							75,000
		Changes in accounts payable			       5,918 		     - 		 5,918
								------------	--------------	--------------
			Net Cash Used in Operating Activities	      (6,777)		(5,694)	       (15,433)
								------------	--------------	--------------
INVESTING ACTIVITIES

		Discontinued operations				 	(100)	       (13,575)	       (56,659)
								------------	--------------	--------------
			Net Cash Used in Operating Activities		(100)	       (13,575)	       (56,659)
								------------	--------------	--------------
FINANCING ACTIVITIES

		Discontinued operations				       6,304 		20,462 		72,092
								------------	--------------	--------------
		Net Cash Provided by Financing Activities	       6,304 		20,462 		72,092
								------------	--------------	--------------
		NET DECREASE IN CASH			   	 	(573)		 1,193 		     -

		CASH AT BEGINNING OF PERIOD			   	 573 		     - 		     -
								------------	--------------	--------------
		CASH AT END OF PERIOD				$	   - 	$	 1,193 	$	     -
								============	==============	==============

SUPPLIMENTAL DISCLOSURES OF
 	CASH FLOW INFORMATION

	CASH PAID FOR:

		Interest					$ 	532 	$ 	     - 	$ 	   625
		Income Taxes			 		$ 	  - 	$ 	     - 	$ 	     -

                             The accompanying notes are an integral part of these financial statements.


                      TRIANGLE ALTERNATIVE NETWORK, INC.
                         Notes to Financial Statements
                   September 30, 2008 and December 31, 2007





NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008 and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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


OVERVIEW

Triangle Alternative Network Incorporated ("TAN, Inc.") is the holding company for and operates through its wholly owned subsidiary, Triangle Alternative Network LLC ("TAN, LLC") (collectively referred to as "TAN", the "Company", "we", "us" or "our"), a development-stage television network focused on building a diversity of programming aimed at the Gay Lesbian Bi-Sexual Trans-gender ("GLBT") Community and providing general broad based news, entertainment and factual programming. Topics to be broadcast on our network will include news, entertainment, documentaries, family sitcoms and business related programming. In the future, with innovative programming and aggressive marketing strategies, TAN endeavors to develop into a relevant service for broadcasters and programming will be produced by TAN and sold to appropriate broadcasters. We also intend to expand our business to other relevant and related areas, access to on-line services, news updates and information.

OUR CORPORATE INFORMATION

TAN, Inc. was incorporated in the State of Delaware on April 1, 2008. We are the holding company for our wholly owned subsidiary, Triangle Alternative Network, LLC ("TAN, LLC"). TAN, LLC was incorporated in the State of Florida on May 23, 2007. TAN has no full time employees. Our principal executive offices are located at 2113A Gulf Blvd., Indian Rocks Beach, FL 33785 and our telephone number is (727) 953-9778.

THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE PERIOD OF INCEPTION THROUGH SEPTEMBER 30, 2007

      REVENUES, EXPENSES AND LOSS FROM OPERATIONS

      Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the three months ended September 30, 2008 and for the period from inception through September 30, 2007 are as follows:

                                                         Three Months           May 23, 2007 (Inception)
							Ended September		    through September
                                                            30, 2008                     30, 2007
							---------------		-----------------------


Revenue                                             	$             0   	$                     0
Selling, general and administrative                               1,221                          80,584
Depreciation                                                        111                               0
Interest                                                              0                               0
Other (Income) & Expense (Discontinued                          (14,381)
Operations)
							---------------		-----------------------
Total costs and expenses                                        (13,049)                         80,584
     							---------------		-----------------------
Net Loss (Profit)                                   	$       (13,049)                         80,584
							===============		=======================


      Revenues for the three months ended September 30, 2008 were $0, compared to $0 for the period from inception through September 30, 2007. We have not begun to realize revenues from our operations.

      For the three months ended September 30, 2008, operating expenses totaled $(13,049) as compared to $80,584 for the period from inception through September 30, 2007. This was a decrease of $93,633 or 116%. The decrease in operating expenses resulted from a discontinuance of some operations.

      Interest expense was $0 and $0 for the three months ended September 30, 2008 and the period from inception through September 30, 2007, respectively.

      Our net profit was $13,049 for the three months ended September 30, 2008 compared to a net loss of $80,584 for the period from inception through September 30, 2007. The increase in profitability for the three months ended September 30, 2008 was due to a discontinuance of some operations.

NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE PERIOD FROM INCEPTION THROUGH SEPTEMBER 30, 2007

      REVENUES, EXPENSES AND LOSS FROM OPERATIONS

      Our revenues, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the nine months ended September 30, 2008 and for the period from inception through September 30, 2007 are as follows:


                            Nine Months Ended            For the Period to       	For the Period
                            September 30, 2008           May 23, 2007(Inception)	May 23, 2007
                                                         to September 30, 2007     	(Inception) to
                                                                                    	September
                                                                                   	30, 2008
			    ------------------		 ----------------------		--------------

Revenue                     $                0   	 $                    0   	$            0
General and                              8,672                           80,584           	92,125
administrative
Depreciation                               333                                0            	 2,549
Interest                                     0                                0                	     0
Other (Income) &                       (13,849)                                                (13,756)
Expense
			    ------------------		 ----------------------		--------------
Total costs and                         (4,844)                          80,584           	80,918
expenses
   			    ------------------		 ----------------------		--------------
Net Loss/(Profit)           $           (4,844)                          80,584           	80,918
			    ==================		 ======================		==============

      Revenues for the nine months ended September 30, 2008 were $0, compared to $0 for the period from inception through September 30, 2007. We have not begun to realize revenues from our operations.

      For the nine months ended September 30, 2008, operating expenses totaled $(4,844) as compared to $80,584 for the period from inception through September 30, 2007. This was a decrease of $85,428 or 106%. The decrease in operating expenses resulted from to a discontinuance of some operations.


      Interest expense was $0 and $0  for  the  nine months ended September 30,
2008   and  for  the  period  from  inception  through  September   30,   2007,
respectively.

      Our net profit was $4,844 for the nine months ended September 30, 2008 compared to a net loss of $80,584 for the period from inception through September 30, 2007. The increase in profitability for the nine months ended September 30, 2008 was due to from to a discontinuance of some operations

Liquidity and Capital Resources

Cash Requirements

      At September 30, 2008 we had cash on hand of $0 compared to $573 at December 31, 2007. The cash on hand is not sufficient for the next twelve months. We anticipate that our cash requirements will increase substantially as a result of the fact that we are now a public, reporting company and as we begin to increase operations to generate revenue from the new focus of the Company. We anticipate that we will require approximately $12,000 to meet our minimal operating requirements for the next twelve months. We have not established our revenues and have not established any other source for the required operating funds.

Sources and Uses of Cash

Operations

      For the nine months ended September 30, 2008, we used cash in our operation of $6,777.

Investments

      We used $100 of cash provided for investments for the nine months ended September 30, 2008.

Financing

      We had net cash flows of $6,304 from financing activities for the nine months ended September 30, 2008. The cash came from related party loans.


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

      Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended September 30, 2008. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

      A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of September 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      There were no unregistered, or any other, sales of equity securities by us during the three month period ended September 30, 2008.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

      There have been no events that are required to be reported under this Item.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      There have been no events that are required to be reported under this Item.

ITEM 5   OTHER INFORMATION

      None.

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

                          Triangle Alternative Network Incorporated

Dated:   January 6, 2009	/s/ Vince Vellardita
				--------------------
                         	By: Vince Vellardita
                         	Chief Executive Officer