Form 10-K
period 2008-12-31
Triangle Alternative Network Inc.
filed 2009-04-15
CIK 1436426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ___________

                                   FORM 10-K
                                  ___________

         ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
        		   EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

                      COMMISSION FILE NUMBER: 333-152376
                      ___________________________________


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

      Securities registered under Section 12(b) of the Exchange Act: None

      Securities registered under Section 12(g) of the Exchange Act:     Common
Stock, $0.005 Par Value

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ] Yes [X] No

      Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

      Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K.

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

      LARGE ACCELERATED FILER [ ]        ACCELERATED FILER 	   [ ]

      NON-ACCELERATED FILER   [ ]        SMALLER REPORTING COMPANY [X]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X]  Yes   [ ]No

      Issuer's revenues for its most recent fiscal year: None.

      The aggregate market value of the voting and non-voting common equity on December 31, 2008 held by non-affiliates of the registrant is not applicable as the Company has not yet achieved trading status

      As of March 31, 2009, there were 2,975,750 shares of the registrant's Common Stock outstanding.

TRIANGLE ALTERNATIVE NETWORK INC.
REPORT ON FORM 10-K

PART I.

PART I.

Item 1.	Description of Business 					4
Item 1A.Risk Factors  							9
Item 2.	Description of Property						13
Item 3.	Legal Proceedings 						13
Item 4.	Submission of Matters to a Vote of Security Holders 		13

PART II.

Item 5.	Market for Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities 			13
Item 6.	Selected Financial Data 					15
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations					15
Item 7A.Quantitative and Qualitative Disclosures About Market Risk 	17
Item 8.	Financial Statements						F-3
Item 9.	Changes In and Disagreements With Accountants on Accounting
	and Financial Disclosure 					17
Item 9A(T)Controls and Procedures					17
Item 9B.Other Information						18
PART III.

Item 10.Directors, Executive Officers and Corporate Governance		19
Item 11.Executive Compensation						21
Item 12.Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters					24
Item 13.Certain Relationships and Related Transactions 			25
Item 14.Principal Accountant Fees and Services 				25
Item 15.Exhibits 							26

                                    PART I.

FORWARD LOOKING STATEMENTS

This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the markets in which the Company may participate, competition within the Company's chosen industry, technological advances and failure by us to successfully develop business relationships.

ITEM 1.  DESCRIPTION OF BUSINESS.


Triangle Alternative Network Incorporated ("TAN, Inc.") is a development stage company that was incorporated in the state of Delaware on April 1, 2008 and is the holding company for Triangle Alternative Network, LLC, which was incorporated in the State of Florida on May 23, 2007 ("TAN, LLC" and, together with TAN, Inc., "TAN", the "Company", "we", "us" or "our"). We are a start-up company that was originally organized to develop a television network to provide programming to the Gay, Lesbian, Bi-Sexual and Trans-gender ("GLBT") Community.

After attempting to develop programming, it was determined that the company did not want to develop this particular programming and had not entered into a definitive contract to sell the programming. The film and production costs have been transferred to related parties in exchange for the debt owed to them for advances to the Company.

 The Company, based on current proposed business activities, is a "blank check" company. The Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), the Company also qualifies as a "shell company," because it has no or nominal assets (other than cash) and no nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.
                                    Page 4

  The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Neither the Company nor any of its officers or directors has had any preliminary contact or discussions with any representative of any other entity regarding a business combination. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

      (a) Potential for growth, indicated by new technology, anticipated market expansion or new products;

      (b) Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

      (c) Strength and diversity of management, either in place or scheduled for recruitment;

      (d) Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

      (e) The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

      (f) The extent to which the business opportunity can be advanced;

      (g) The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and
                                    Page 5

      (h) Other relevant factors.

 In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially, available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.


FORM OF ACQUISITION

 The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

 It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under
Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.
                                    Page 6

  We presently have no employees other than our officers and directors. Our officers and directors are engaged in outside business activities and we anticipate they will devote to our business very limited time until the acquisition of a successful business opportunity has been consummated. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

COMPETITION

Our primary goal is the acquisition of a target company or business seeking the perceived advantages of being a publicly held corporation. The Company faces vast competition from other shell companies with the same objectives. The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

PATENT AND TRADEMARKS

We currently do not own any patents, trademarks or licenses of any kind.

GOVERNMENT REGULATIONS

There are no government approvals necessary to conduct our current business.

EMPLOYEES

We presently have no employees apart from our management. Our officers and director are engaged in outside business activities and anticipates they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

ITEM 1A.  RISK FACTORS

AN INVESTMENT IN THE COMPANY IS HIGHLY SPECULATIVE IN NATURE AND INVOLVES AN EXTREMELY HIGH DEGREE OF RISK. THERE MAY BE CONFLICTS OF INTEREST BETWEEN OUR MANAGEMENT AND OUR NON-MANAGEMENT STOCKHOLDERS.

      Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of other investors. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. Further, our management's own pecuniary interest may at some point compromise its fiduciary duty to our stockholders.

OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE NO OPERATING HISTORY.

      As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

THERE IS COMPETITION FOR THOSE PRIVATE COMPANIES SUITABLE FOR A MERGER TRANSACTION OF THE TYPE CONTEMPLATED BY MANAGEMENT.

      The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

THE COMPANY HAS NO EXISTING AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION.

      We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

MANAGEMENT INTENDS TO DEVOTE ONLY A LIMITED AMOUNT OF TIME TO SEEKING A TARGET COMPANY WHICH MAY ADVERSELY IMPACT OUR ABILITY TO IDENTIFY A SUITABLE ACQUISITION CANDIDATE.

      While seeking a business combination, management anticipates devoting no more than a few hours per week to the Company's affairs in total. Our officers have not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

THE TIME AND COST OF PREPARING A PRIVATE COMPANY TO BECOME A PUBLIC REPORTING COMPANY MAY PRECLUDE US FROM ENTERING INTO A MERGER OR ACQUISITION WITH THE MOST ATTRACTIVE PRIVATE COMPANIES.

      Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

THE COMPANY MAY BE SUBJECT TO FURTHER GOVERNMENT REGULATION WHICH WOULD ADVERSELY AFFECT OUR OPERATIONS.

      Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "Investment Company Act"), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

ANY POTENTIAL ACQUISITION OR MERGER WITH A FOREIGN COMPANY MAY SUBJECT US TO ADDITIONAL RISKS.

      If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

THERE IS CURRENTLY NO TRADING MARKET FOR OUR COMMON STOCK.

      Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act of 1933, as amended ("Securities Act") and any other applicable federal or state securities laws or regulations. Shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act ("Rule 144"), unless they meet the requirements of Rule 144(i) of the Securities Act.

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK.

      We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

OUR BUSINESS WILL HAVE NO REVENUES UNLESS AND UNTIL WE MERGE WITH OR ACQUIRE AN OPERATING BUSINESS.

      We are a development stage company and have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

THE COMPANY INTENDS TO ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

      Our Certificate of Incorporation authorizes the issuance of a maximum of 50,000,000 shares of common stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

                                     Page 12
THE COMPANY HAS CONDUCTED NO MARKET RESEARCH OR IDENTIFICATION OF BUSINESS OPPORTUNITIES, WHICH MAY AFFECT OUR ABILITY TO IDENTIFY A BUSINESS TO MERGE WITH OR ACQUIRE.

      The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

BECAUSE WE MAY SEEK TO COMPLETE A BUSINESS COMBINATION THROUGH A "REVERSE MERGER", FOLLOWING SUCH A TRANSACTION WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

      Additional risks may exist since we will assist a privately held business to become public through a "reverse merger." Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

WE CANNOT ASSURE YOU THAT FOLLOWING A BUSINESS COMBINATION WITH AN OPERATING BUSINESS, OUR COMMON STOCK WILL BE LISTED ON NASDAQ OR ANY OTHER SECURITIES EXCHANGE.

      Following a business combination, we may seek the listing of our common stock on NASDAQ or other securities exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the "pink sheets," where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

WE HAVE NEVER PAID DIVIDENDS ON OUR COMMON STOCK.

We have never paid dividends on our common stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy

ITEM 2.  DESCRIPTION OF PROPERTY

      Our headquarters are located at 2113 A Gulf Boulevard, Indian Rocks, Florida 33785. At the current time the Company shares office space in the office of the current CEO and is not charged rent due to a lack of operations.

ITEM 3.  LEGAL PROCEEDINGS

 We are not a party to any material legal proceedings and there are no material legal proceedings pending with respect to our property. We are not aware of any legal proceedings contemplated by any governmental authorities involving either us or our property. None of our directors, officers or affiliates is an adverse party in any legal proceedings involving us or our subsidiaries, or has an interest in any proceeding which is adverse to us or our subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

On November 4, 2008, a majority of the shareholders, pursuant to the Company's Bylaws, voted in favor of removing Philip Pancoast as Director of the Company.


                                   PART II.

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

      The Company's common stock is not actively trading as of December 31, 2008.

HOLDERS OF OUR COMMON STOCK

      As of March 31, 2009, we had 64 stockholders of record.

DIVIDENDS

      We have not declared or paid cash dividends on our common stock since our inception. We intend to retain all future earnings, if any, to fund the operation of our business, and, therefore, do not anticipate paying dividends in the foreseeable future. Future cash dividends, if any, will be determined by our board of directors.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None

ISSUER PURCHASES OF EQUITY SECURITIES

There were no stock repurchases during the year ended December 31, 2008.


RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2008 the Company issued 200,000 shares of common stock at $0.01 per share as consideration for services rendered.

During the year ended December 31, 2007 the Company issued 5,000,000 shares of common stock for services at $0.015 per share.

ITEM 6.  SELECTED FINANCIAL DATA

        We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended as a review of significant factors affecting our financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with our consolidated financial statements and the notes presented herein. In addition to historical information, the following Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from those anticipated in these forward-looking statements as a result of certain factors discussed in this annual report.

A.    MANAGEMENT'S PLAN OF OPERATION

      The following discussion of our financial condition, changes in financial condition and results of operations for the year ended December 31, 2008 should be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2008.

      The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Neither the Company nor any of its officers or directors has had any preliminary contact or discussions with any representative of any other entity regarding a business combination. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2008 COMPARED TO THE PERIOD FROM INCEPTION ON MAY 23, 2007 THROUGH DECEMBER 31, 2007.

      From our inception on May 23, 2007, (inception) to December 31, 2008, we have generated no revenue. We earned no revenues during the twelve month period ended December 31, 2008 and no revenues for the period from inception through December 31, 2007.

      Operating expenses for the twelve months ended December 31, 2008 totaled $34,214, resulting in an increase of 100% percent from the comparable period of 2007. This increase resulted primarily from the fact that operations taking place prior to September 30, 2008 have been discontinued, and are classified in the financial statements as such.

      We incurred a net loss of $29,370 during the twelve month period ended December 31, 2008, resulting in an decreased loss of approximately 66% from the loss of $85,762 for the period from Inception through December 31, 2007. Basic net loss from per share from continuing operations was $0.01 for the twelve month period ended December 31, 2008, compared to $0.00 for the comparable period of 2007. Basic net loss per share from discontinued operations was $0.00 for the twelve month period ended December 31, 2008, compared to 0.02 for the comparable period of 2007.

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2008, we had a negative working capital of $38,132 compared to a negative working capital of $65,215 at December 31, 2007. The change of $27,083 or 41.53% in working capital resulted primarily from our operating losses.

      During the twelve months ended December 31, 2008 we experienced negative cash flow of $6,777 from operating activities, and had negative cash flows from investing activities of $100. We recognized positive cash flow from financing activities, relating to discontinued operations, in the amount of $6,304.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS.













                      TRIANGLE ALTERNATIVE NETWORK, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                             FINANCIAL STATEMENTS


                          December 31, 2008 and 2007











                                C O N T E N T S


Report of Independent Registered Public Accounting Firm			F-3

Balance Sheets								F-4

Statements of Operations						F-5

Statements of Stockholders' Equity (Deficit)				F-6

Statements of Cash Flows						F-7

Notes to the Financial Statements					F-8




MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


TO THE BOARD OF DIRECTORS
TRIANGLE ALTERNATIVE NETWORK, INC.
(A DEVELOPMENT STAGE COMPANY)

We have audited the accompanying balance sheets of Triangle Alternative Network, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended December 31, 2008, for the period from inception on May 23, 2007 through December 31, 2007, and for the period from inception on May 23, 2007 through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triangle Alternative Network, Inc. (A Development Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended December 31, 2008, for the period from inception on May 23, 2007 through December 31, 2007, and for the period from inception on May 23, 2007 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has accumulated deficit of $115,132 as of December 31, 2008, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ MOORE & ASSOCIATES, CHARTERED
---------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
April 15, 2009

  6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501







                                                TRIANGLE ALTERNATIVE NETWORK, INC.
                                                  (A Development Stage Company)
                                                          Balance Sheets


ASSETS

                                                                      December 31,   December 31,
                                                                          2008           2007
								      ------------   -----------

CURRENT ASSETS

     Cash and cash equivalents                                        $          -   $       573
								      ------------   -----------
       Total Current Assets                  					 -           573
								      ------------   -----------
OTHER ASSETS

     Net assets of discontinued operations                                       -        54,453
								      ------------   -----------
       Total Other Assets                   					 -        54,453
								      ------------   -----------
        TOTAL ASSETS               				      $          -   $    55,026
								      ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Accounts payable and accrued expenses                           $     21,073   $         -
      Related party payable                                                 17,059             -
      Net liabilities of discontinued operations                                 -        65,788
								      ------------   -----------
       Total Current Liabilities        				    38,132        65,788
								      ------------   -----------
	TOTAL LIABILITIES               				    38,132        65,788

STOCKHOLDERS' EQUITY
(DEFICIT)
      Common stock; 50,000,000 shares authorized
         at par value of $0.005, 2,975,750 shares and
         1,000,000 shares issued and outstanding, respectively              14,879        25,000
      Additional paid-in capital                                            62,121        50,000
      Deficit accumulated during the development stage
                                                                          (115,132)      (85,762)
								      ------------   -----------
	Total Stockholders' Equity (Deficit)     			   (38,132)      (10,762)
								      ------------   -----------
          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY (DEFICIT)         		      $          -   $    55,026
								      ============   ===========






                            The accompanying notes are an integral part of these financial statements.
                                                               F-4

                                                TRIANGLE ALTERNATIVE NETWORK, INC.
                                                   (A Development Stage Company)
                                                     Statements of Operations



                                                                                               	From Inception	From Inception
                                                                              	   For the Year   on May 23,      on May 23,
                                                                                       Ended     2007 Through    2007 Through
                                                                                   December 31,  December 31,    December 31,
                                                                                       2008          2007            2008
										   ------------	 ------------	 ------------

REVENUES                                                                           $          -  $          -	 $          -
										   ------------	 ------------	 ------------
OPERATING EXPENSES
  General and administrative                                				 34,214             -          34,214
										   ------------	 ------------	 ------------
	Total Operating Expenses      							 34,214             -          34,214
										   ------------	 ------------	 ------------
LOSS FROM OPERATIONS                                                                    (34,214)            -         (34,214)
										   ------------	 ------------	 ------------
OTHER EXPENSES

  Interest expense                                               			      -             -               -
										   ------------	 ------------	 ------------
LOSS BEFORE INCOME TAXES                                                                (34,214)            -         (34,214)

  Income taxes                                                   			      -             -               -

LOSS FROM CONTINUING OPERATIONS                                                         (34,214)            -         (34,214)

DISCONTINUED OPERATIONS                                                                   4,844       (85,762)        (80,918)
										   ------------	 ------------	 ------------
NET LOSS                                                                           $    (29,370) $    (85,762)	  $  (115,132)
										   ============	 ============	 ============
BASIC LOSS PER COMMON SHARE

CONTINUING OPERATIONS                                				   $      (0.01) $          -
										   ============	 ============
DISCONTINUED OPERATIONS                              				   $       0.00  $      (0.02)
										   ============	 ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                           	      3,987,875     5,000,000
										   ============	 ============







                             The accompanying notes are an integral part of these financial statements
                                                                 F-5


                                  TRIANGLE ALTERNATIVE NETWORK, INC.
                                     (A Development Stage Company)
                             Statements of Stockholders' Equity (Deficit)



                                                                     Deficit
                                                                     Accumulated     	Total
                                                        Additional   During the  	Stockholders'
                                       Common Stock     Paid-In      Development    	Equity
                                   Shares      Amount   Capital      Stage      	(Deficit)
				   ---------   -------- ----------   ------------	-----------
Balance at inception on
  May 23, 2007                             -   $      - $        -   $          - 	$         -

Common stock issued for
   services at $0.075 per share    5,000,000     25,000     50,000              -      	     75,000

Net loss for the year ended
  December 31, 2007                        -          -          -    	  (85,762)    	    (85,762)
				   ---------   -------- ----------   ------------	-----------
Balance, December 31, 2007         5,000,000     25,000     50,000    	  (85,762)    	    (10,762)

Shares returned for cancellation  (2,224,250)   (11,121)     11,121             -           	  -

Common stock issued for
  services at $0.01 per share        200,000      1,000      1,000              -      	      2,000

Net loss for the year ended
  December 31, 2008                        -          -          -    	  (29,370)    	    (29,370)
				   ---------   -------- ----------   ------------	-----------
Balance, December 31, 2008         2,975,750   $ 14,879 $   62,121   $ 	 (115,132) 	$   (38,132)
				   =========   ======== ==========   ============	===========





              The accompanying notes are an integral part of these financial statements.
                                                   F-6

                                                TRIANGLE ALTERNATIVE NETWORK, INC.
                                                  (A Development Stage Company)
                                                     Statements of Cash Flows


                                                                                              From     		      From
                                                                                            Inception		    Inception
                                                                  For the Year 		    on May 23,    	    on May 23,
                                                               	      Ended    		   2007 Through  	   2007 Through
                                                                  December 31,		   December 31,  	   December 31,
                                                                      2008        	       2007          	       2008
								----------------	----------------	-----------------
OPERATING ACTIVITIES

	Net income (loss)					$	 (29,370)	$	 (85,762)	$	 (115,132)
	Adjustments to Reconcile Net Loss to Net
	Cash Used by Operating Activities:
	  Discontinued operations				 	    (480)		  65,788 		   65,308
	  Common stock issued for services				   2,000 		  75,000 		   77,000
	Changes in operating assets and liabilities:
	  Changes in accounts payable				 	  21,073 					   21,073
								----------------	----------------	-----------------
		Net Cash (Used in) Provided by
		 Operating Activities			 		  (6,777)		  55,026 		   48,249
								----------------	----------------	-----------------
INVESTING ACTIVITIES

	  Discontinued operations				 	    (100)		 (54,453)		  (54,553)
								----------------	----------------	-----------------
		Net Cash (Used in) Investing Activities			    (100)		 (54,453)	 	  (54,553)
								----------------	----------------	-----------------
FINANCING ACTIVITIES

	  Discontinued operations				 	   6,304 		       - 		    6,304
								----------------	----------------	-----------------
		Net Cash Provided by Financing Activities		   6,304 		       - 		    6,304
								----------------	----------------	-----------------
NETINCREASE (DECREASE) IN CASH			   	 		    (573)		     573 		   	-

CASH AT BEGINNING OF PERIOD			   	 		     573 		       - 		   	-
								----------------	----------------	-----------------
CASH AT END OF PERIOD						$	       - 	$	     573 	$		-
								================	================	=================
SUPPLEMENTAL DISCLOSURES OF
 CASH FLOW INFORMATION

CASH PAID FOR:

	Interest			 			$ 	       - 	$ 	      93 	$	       93
	Income Taxes			 			$ 	       - 	$ 	       - 	$	 	-




                            The accompanying notes are an integral part of these financial statements.
                                                                F-7






                      TRIANGLE ALTERNATIVE NETWORK, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                    December 31, 2008 and December 31, 2007




1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Nature of Business
       Triangle Alternative Network, Inc. (TAN, Inc.) was incorporated in the State of Delaware on April 1, 2008. TAN, Inc. was a holding company for and operated through its wholly owned subsidiary Triangle Alternative Networks LLC, (TAN, LLC) a limited liability company organized in the State of Florida on May 23, 2007. TAN LLC was organized to engage in the business of producing and broadcasting television programming which focuses on the GLBT (Gay-Bi-Sexual-Transgender) community. During 2008, the Company disposed of TAN LLC and recorded its operations as discontinued. The Company has not realized significant revenues as of December 31, 2008 and is classified as a development stage enterprise in accordance with SFAS No. 7.

       Use of Estimates
       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

       Basic (Loss) per Share
       Basic (loss) per share is calculated by dividing the Company's net loss applicable to the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated by dividing the Company's net income available to shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares outstanding adjusted for any potentially dilutive debt or equity. There are no such shares outstanding as of December 31, 2008 and December 31, 2007.


                        For the Year      From Inception on May 23,
                            Ended               2007 Through
                        December 31,            December 31,
                            2008                    2007

Loss (numerator)        $    (29,370)           $    (85,762)
Units (denominator)        3,987,875               5,000,000
Per share amount        $      (0.00)  		$      (0.02)


       Dividends
       The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

       Comprehensive Income
       The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the periods ended December 31, 2008 and December 31, 2007.


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Advertising Costs
       The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred $-0- and $350 of advertising expense during the periods ended December 31, 2008 and December 31, 2007, respectively.

       Cash and Cash Equivalents
       For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

       Income Taxes
       The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company has elected to be taxed as a corporation for Federal and State income taxes.

       SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

       The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:


                                         December 31,         December 31,
                                             2008		  2007

Income tax expense at statutory rate     $    (11,454)        $    (33,447)
Common stock issued for services                 (780)             (29,250)
Valuation allowance                            10,674                4,197
Income tax expense per books        	 $         (-)	      $         (-)

       Net deferred tax assets consist of the following components as of:


                                         December 31,         December 31,
                                             2008		  2007

NOL carryover               		 $    14,871 	      $     3,417
Valuation allowance                  	     (14,871)              (3,417)
Net deferred tax asset			 $        (-)	      $        (-)


       Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $38,132 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Impairment of Long-Lived Assets
       The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

       Accounting Basis
       The basis is accounting principles generally accepted in the United States of America. The Company has adopted a December 31 fiscal year end.

       Stock-based compensation.
       As of December 31, 2008 and December 31, 2007, the Company has not issued any share-based payments to its employees.

       The Company adopted SFAS No. 123-R effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1,2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123-R.

       Recent Accounting Pronouncements
       In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

       In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS

 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
       Recent Accounting Pronouncements (Continued)
       No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

       In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB's amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

       In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging
       Activities-an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

       In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007.

       The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

       In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51. This statement

 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
       Recent Accounting Pronouncements (Continued)
       amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

       In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.' This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

       In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FASB Statement No. 115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company's financial SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Recent Accounting Pronouncements (Continued) position,results of operations or cash flows.

       In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles
       (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company's financial position, results of operations or cash flows.

       Revenue Recognition
       The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

2.     COMMON  STOCK

       On June 16, 2008, the Company completed a forward stock split of 5 shares for 1 increasing the total shares outstanding from 1,000,000 shares to 5,000,000 shares. During the year ended December 31, 2008, Mr. Grunberg resigned his position as a member of the Company's Board of Directors and he returned all of his common stock to the Company. Likewise Mr. Altfeld resigned as Interim CEO and Mr. Pancoast as COO and their common stock shares were returned to the Company. A total of 2,224,250 shares were returned to the Company and cancelled as a result of these resignations and the discontinuation of TAN LLC.

       In October, 2008, the Company issued 200,000 shares of common stock at $0.01 per share to a consultant for services performed.

3.     RELATED PARTY PAYABLES

       All startup expenses of the Company including purchase of property and equipment, production costs and expenses, advertising expenses, general and administrative expenses and interest expense have been paid for by the founders of the Company. These payments are recorded as related party payable. The related party payables are non-interest bearing, unsecured, and due upon demand. At December 31, 2008, the Company owes $17,059 for these payables.

4.     GOING CONCERN

       The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $115,132 as of December 31, 2008. The Company currently has limited liquidity, and has not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

       Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management's efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

5.     DISCONTINUED OPERATIONS

       During 2008, the Company discontinued the operations of its wholly owned
       subsidiary  TAN  LLC.  The  summarized   financial   statements  of  the
       discontinued operations are as follows at December 31, 2008:
ASSETS


CURRENT ASSETS
	Cash and cash equivalents			$	573
							-----------
		Total Current Assets		 	        573
							-----------
EQUIPMENT, net		 	        		     19,943
							-----------
OTHER ASSETS
	Film and production costs			     34,400
	Deposits		 	              		110
							-----------
		Total Other Assets		 	     34,510
		TOTAL ASSETS				$    55,026
							===========
LIABILITIES AND MEMBERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
	Notes payable, current portion			$     3,063
	Related party payables		 	             51,601
							-----------
		Total Current Liabilities		     54,664
							-----------
LONG-TERM LIABILITIES
	Notes payable net of current portion		     11,124
							-----------
		TOTAL LIABILITIES		 	     65,788
MEMBERS' EQUITY (DEFICIT)
	Member units, 15,000,000
	   units issued and outstanding			     75,000
	Accumulated deficit		 	            (85,762)
							-----------
		Total Members' Equity (Deficit)		    (10,762)
							-----------
		TOTAL LIABILITIES AND MEMBERS'
		  EQUITY (DEFICIT)			$    55,026
							===========

5.     DISCONTINUED OPERATIONS (CONTINUED)



                          STATEMENT OF OPERATIONS
REVENUES		 			$      -
OPERATING EXPENSES
	Advertising expense			     350
	Depreciation expense			   2,216
	Film and production expense		   1,081
	General and administrative		  82,022
						--------
		Total Operating Expenses	  85,669
						--------
INCOME (LOSS) FROM OPERATIONS		 	 (85,669)
						--------
OTHER EXPENSES
	Interest expense		 	     (93)
						--------
LOSS BEFORE TAXES		 	    	 (85,762)
	Income taxes		 	               -
						--------
NET LOSS					$(85,762)
						========








ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

      Based on an evaluation as of the date of the end of the period covered by report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

      Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING


      Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2008, using the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
                                    Page 17

      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As a result of management's assessment, management has determined that there is a material weakness due to the lack of proper segregation of duties. In order to address and resolve this weakness we will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as the Company operations increase.

      This Annual Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter (our fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


      The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:


            (a) Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;


            (b) Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and


            (c) Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

ITEM 9B.  OTHER INFORMATION.

      None. Not applicable.
                                    Page 18

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS.

IDENTIFY OF DIRECTORS AND EXECUTIVE OFFICERS

      The following table sets forth information regarding our executive officers and directors. Each of our executive officers has been elected by our board of directors and serves until his or her successor is duly elected and qualified:


 NAME            	AGE 	POSITION

 Vince Vellardita	50  	Chief Executive Officer, Director
 Gerry Shirren   	50  	Chief Financial Officer, Director
 Tiffany Kalahiki	35  	Secretary,  Director


  The principal occupations and business experience for at least the past five years of each director and executive officer is as follows.

VINCE VELLARDITA- CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD

Mr. Vellardita has served as the President, Chief Executive Officer and Chairman of the Board of Valcom, Inc. since October 2000. Mr. Vellardita opened Valcom Studios in Las Vegas and Valcom Studios become a major production and rehearsal studio of Las Vegas shows including Phantom of the Opera and Spamalot. Launching a live theatre division in 2005, Mr. Vellardita launched the company's live stage show `Headlights and Tailpipes' which premiered at the Las Vegas Stardust Hotel and Casino in June 2006. Mr. Vellardita also promoted the Rap Bowl in Detroit to coincide with the Super bowl featuring major rap artists such as Young Jeezy, Ludracris, Juvenile and Twista. Also in 2006, Mr. Vellardita secured the purchase of the assets of Media City Production in Burbank CA which he turned into VALCOM BURBANK STUDIOS, one of Burbank's premiere television production facilities, with three edit bays, two sound stages and over 25,000 square feet of production support. The Burbank Studios was the home of 'Jeopardy' and the 'Wheel of Fortune' post production for many years. The Burbank studios became a centre for major live interactive TV with the live production and broadcast of the interactive TV show `Take the Cake' and `Without Prejudice'.

GERRY SHIRREN- CHIEF FINANCIAL OFFICER AND DIRECTOR

Mr. Shirren is a Fellow of the Association of Certified Accountants FCCA and has been involved in the media industry for nearly 20 years. From 2006 to the present, Mr. Shirren has served as a financial consultant to U.S. companies involved in firm, television, rights acquisitions and exploitation, bankruptcy turnarounds, corporate acquisition and financing. From June 2005 to March 2008, Mr. Shirren has served as Chief Executive Officer and joint managing Director of Digital Animation Media Limited, an Ireland-based company involved in the development production and exploitation of animation properties for film and television. From August 2005 to January 2008, Mr. Shirren has served as Chief Executive Officer and Director of Cambridge Animation Systems Limited, a United Kingdom based animation software tolls company with operations based in Ireland and the United Kingdom. From 1995 to June 2005, Mr. Shirren served as Chief Executive Officer and Joint Managing Director of TerraGlyph, which was initially the European Production center for the Chicago based TerraGlyph Interactive and subsequently became an independent film, television and interactive production studio. Mr. Shirren obtained his Business Diploma, with Honors, from the Athlone Institute of Technology in Ireland.

TIFFANY KALAHIKI- SECRETARY, TREASURER AND DIRECTOR

Ms. Kalahiki graduated cum laude from the University of Nevada in 2003 with a BS in Elementary Education. Since 2004, she has worked in the Clark County School District as a teacher and substitute teacher. Ms. Kalahiki has been the Vice President of ICAG, Inc., and Investment and Holding Company, since 1998. Since 2008, Ms. Kalahiki has served as Secretary of BPT, Inc.

 There are no family relationships among any of our directors or executive officers.

CORPORATE GOVERNANCE GUIDELINES

      Our Board has long believed that good corporate governance is important to ensure that we are managed for the long-term benefit of our stockholders. Our common stock is not currently quoted on any listed exchange. However, our Board believes that the corporate governance rules of NASDAQ and AMEX represent good governance standards and, accordingly, during the past year, our Board has continued to review our governance practices in light of the Sarbanes-Oxley Act of 2002, the new rules and regulations of the Securities and Exchange Commission and the new listing standards of NASDAQ and AMEX, and it has implemented certain of the foregoing rules and listing standards during this past fiscal year.

BOARD DETERMINATION OF INDEPENDENCE

      Under NASDAQ and AMEX rules, generally speaking, a director will only qualify as an "independent director" if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Gerry Shirren and Tiffany Kalahiki do not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that, consequently, each of these directors is an "independent director" as defined under Rule 4200(a)(15) of the NASDAQ Marketplace Rules and similar AMEX rules. However, as a paid consultant for services as CEO, Vince Vellardita would not be considered an independent member of the Board.

      The standing committees of the Board are the Audit Committee and the Compensation Committee. The Board does not currently have a nominating committee and has not established any specific procedure for selecting candidates for director. Directors are currently nominated by a majority vote of the Board. There is also no established procedure for stockholder communications with members of the Board or the Board as a whole. However, stockholders may communicate with our Company at the number indicate, and such communications are either responded to immediately or are referred to the president or chief financial officer for a response. During fiscal 2007, each of the incumbent directors, during his period of service, attended at least 75% of the total number of meetings held by the Board.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

      During the last five years, except as indicated below, no director, executive officer, promoter or control person of the Company has had or has been subject to:

            (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

            (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding;

            (3) any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

            (4) being found by a court of competent jurisdiction, the Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

On August 5, 2008, the United States Bankruptcy Court for the Central District of California entered an Order Confirming Second Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code of Valcom, Inc., of which Vince Vellardita is also Chief Executive Officer.

CODE OF ETHICS


      Our board of directors has not adopted a code of ethics due to the fact that we presently have three directors, and we are in the development stage of our operations. We anticipate that we will adopt a code of ethics when we increase either the number of our directors and officers or the number of our employees.


AUDIT COMMITTEE


      Our board of directors is comprised of three directors and has not established an audit committee. Accordingly, our Board of Directors presently performs the functions that would customarily be undertaken by an audit committee.

ITEM 11.       EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS AND DIRECTORS

      The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and
(ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2007 ("Named Executive Officers"):


                                                                           NON-EQUITY    NONQUALIFIED
NAME AND                                            STOCK        OPTION    INCENTIVE     DEFERRED       ALL OTHER
PRINCIPAL                  SALARY         BONUS     AWARDS       AWARDS    PLAN          COMPENSATION   COMPENSATION   TOTAL
POSITION        YEAR       ($)            ($)       ($)*         ($)*      COMPENSATION   ($)           ($)          	($)
-------------	----	  -------	  -----	    ------	 ------	   ------------  ------------	------------   -----
Vince           2007       	-      	      -      	 -            -               -             -		   -	   -
Vellardita
Chief           2008      $10,000      	      -     $2,000            -               -             -              -	   -
  Executive
  Officer,
  President,
  and
  Director(1)

Gerry Shirren   2007    	-             -      	 -            -               -             -              -
Chief           2008   		-             -       	 -            -       	      -        	    -              -       -
  Financial
  Officer,
  and
  Director

Tiffany         2007    	-             -       	 -            -       	      -     	    -              -       -
Kalahiki
  Secretary     2008   		-             -       	 -            -       	      -     	    -              -       -
  and
  Director

Phil Kizel	2007    	-             -       	 -            -       	      -     	    -              -       -
  Former CEO	2008    	-             -       	 -            -       	      -     	    -              -       -

Rick Kizel	2007    	-             -       	 -            -       	      -     	    -              -       -
  Former CFO	2008    	-             -       	 -            -       	      -     	    -              -       -





   (1)Vince Vellardita received $10,000 cash compensation and 200,000 shares of stock valued at $2,000 in consideration for his services as Chief Executive Officer.

EQUITY COMPENSATION, PENSION OR RETIREMENT PLANS

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

AUDIT COMMITTEE

Presently, our Board of Directors is performing the duties that would normally be performed by an audit committee. We intend to form a separate audit committee, and plan to seek potential independent directors. In connection with our search, we plan to appoint an individual qualified as an audit committee financial expert.

OPTIONS/SARS GRANTS DURING LAST FISCAL YEAR

None.


DIRECTOR COMPENSATION

The Company's directors currently serve without compensation.

POTENTIAL CONFLICTS OF INTEREST

NONE.

COMPENSATION DISCUSSION AND ANALYSIS

EXECUTIVE COMPENSATION GUIDING PRINCIPLES

Currently, Vince Vellardita has received compensation for services provided to the Company. None of the other officers have received compensation. Management is prepared to accept modest initial salaries to obtain financing for startup. Going forward, our general compensation philosophy is further guided by the following principles specific to our executives:

      -           A strong link between pay and Company performance

      - Executives aligned with stockholders and managing from the perspective of owners with a meaningful equity stake in TAN in the form of grants of stock options and restricted stock.

      - A competitive compensation package that will enable the Company to attract and motivate high-performing talent and that is strongly competitive with other companies in our industry.

      -            A simple and cost-efficient program design

  The Compensation Committee of our Board of Directors determines the base salary (and any bonus and equity-based compensation) for each executive officer annually.

LIMITATION OF LIABILITY AND INDEMNIFICATION

  As permitted by the Delaware General Corporation Law, we have adopted provisions in our by-laws to be in effect that limits or eliminates the personal liability of our directors. Consequently, a director will not be personally liable to us or our stockholders for monetary damages or breach of fiduciary duty as a director, except for liability for:

      - any breach of the director's duty of loyalty to us or our stockholders;

      - any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

                  any unlawful payments related to dividends or unlawful stock repurchases, redemptions or other distributions; or

      - any transaction from which the director derived an improper personal benefit.

  These limitations of liability do not alter director liability under the federal securities laws and do not affect the availability of equitable remedies such as an injunction or rescission.

In addition, our by-laws provide that:

      -	          we  will  indemnify  our  directors,  officers  and,  in  the discretion of our board of directors, certain employees to the fullest extent permitted by the Delaware and Florida General Corporation Law; and

      - we will advance expenses, including attorneys' fees, to our directors and, in the discretion of our board of directors, to our officers and certain employees, in connection with legal proceedings, subject to limited exceptions.

 We intend to obtain and thereafter maintain general liability insurance that covers certain liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers, including liabilities under the Securities Act of 1933, as amended. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, or persons controlling the Company pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

      These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions may also have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder's investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions. We believe that these provisions, the indemnification agreements and the insurance are necessary to attract and retain talented and experienced directors and officers.

At present, there is no pending litigation or proceeding involving any of our directors or officers where indemnification will be required or permitted. We are not aware of any threatened litigation or proceeding that might result in a claim for such indemnification.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth the beneficial ownership information of our common stock at December 31, 2008, for:

      - each person known to us to be the beneficial owner of more than 5% of our common stock);

      -    each named executive officer;

      -    each of our directors; and

      -    all of our executive officers and directors as a group.

 We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned. We have based our calculation of the percentage of beneficial ownership on 2,975,750 shares of common stock outstanding on December 31, 2008.

  In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 31, 2008. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. Unless otherwise noted, the address for each beneficial owner is c/o Triangle Alternative Network, Inc., 2113 A Gulf Boulevard, Indian Rocks, Florida 33785. It should be noted that no shareholder of the Company currently holds any options or warrants exercisable within 60 days of December 31, 2008. Beneficial ownership representing less than 1% is denoted with an asterisk (.*)



NAME OF                                   SHARES BENEFICIALLY	PERCENTAGE
BENEFICIAL OWNER                          OWNED              	OWNERSHIP(%)

Vince Vellardita                             225,000                  7.56%
ICAG, Inc.                                   2,174,250               73.07%
Sichenzia, Ross, Friedman, Florrence, LLP    150,000                  5.04%
Tiffany Kalahiki                             -0-                	  *
Gerry Shirren                                -0-                	  *
Officers and Directors (4 persons)           225,000                  7.56%

CHANGES IN CONTROL.

      There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

In a private sale of his stock, Rick Kizel the former Chief Financial Officer of the Company sold his stock holdings to ICAG, Inc., a private operating Company during the year ending 12-31-08. This sale resulted in ICAG obtaining a majority control of the Company's outstanding stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
         AND DIRECTOR INDEPENDENCE.

      At December 31, 2008, the Company is indebted to ICAG, Inc., a shareholder of the Company holding greater than 10% of the issued and outstanding stock, in the amount of $17,059.

      Other than listed above, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company's outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred since inception, or in any proposed transaction, which has materially affected or will affect the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

      During the fiscal year ended December 31, 2008, we incurred approximately $4,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2008.

      During the fiscal year ended December 31, 2007, we incurred approximately $0 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2007.

AUDIT-RELATED FEES

      The aggregate fees billed during the fiscal years ended December 31, 2008 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

TAX FEES

      The aggregate fees billed during the fiscal years ended December 31, 2008 and 2007 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0 and $0, respectively.

ALL OTHER FEES

The aggregate fees billed during the fiscal years ended December 31, 2008 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

 ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1 Articles of Incorporation (incorporated by reference to our Form S-1as filed with the Securities and Exchange Commission on July 17, 2008).

3.2 Bylaws (incorporated by reference to our Form S-1as filed with the Securities and Exchange Commission on July 17, 2008).

31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRIANGLE ALTERNATIVE NETWORK INC.




Dated:  April 15, 2009              /s/ Vince Vellardita
				    --------------------
                                    By: Vince Vellardita
                                    Its: Principal Executive Officer





Dated:  April 15, 2009              /s/ Gerry Shirren
				    -----------------
                                    By: Gerry Shirren
                                    Its:  Chief Financial Officer and Principal
Accounting Officer




In accordance In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.


SIGNATURE                          TITLE                         DATE
---------                          -----                         -----

By:  /s/ Vince  Vellardita    Chief Executive Officer,     April 15, 2009
     ---------------------    Chairman  of  the  Board
     Vince  Vellardita

By:  /s/ Gerry Shirren      Chief Financial Officer/
                              Director                     April 15, 2009
     -----------------
     Gerry Shirren

By:  /s/ Tiffany Kalahiki    Secretary/Treasurer
                              Director                     April 15, 2009
     --------------------
     Tiffany Kalahiki




















                                    Page #