Form 10-Q
period 2009-03-31
Triangle Alternative Network Inc.
filed 2009-05-15
CIK 1436426

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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


Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files). Yes [ ]	No [ ]


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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 15, 2009, there were 2,975,750 shares of common stock, par value $0.005, issued and outstanding.





                   TRIANGLE ALTERNATIVE NETWORK INCORPORATED

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

ITEM 1  Financial Statements.............................................4

ITEM 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations....................10

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk.......11

ITEM 4  Controls and Procedures..........................................11

PART II - OTHER INFORMATION

ITEM 1  Legal Proceedings................................................13

ITEM 1A Risk Factors.....................................................13

ITEM 2  Unregistered Sales of Equity Securities and Use of Proceeds......13

ITEM 3  Defaults Upon Senior Securities..................................13

ITEM 4  Submission of Matters to a Vote of Security Holders..............13

ITEM 5  Other Information................................................13

ITEM 6  Exhibits.........................................................13



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

ITEM 1 FINANCIAL STATEMENTS







                      TRIANGLE ALTERNATIVE NETWORK, INC.
                         (A DEVELOPMENT STAGE COMPANY)


                             FINANCIAL STATEMENTS


                     March 31, 2009 and December 31, 2008

                           C O N T E N T S


Report of Independent Registered Public Accounting Firm................3

Balance Sheets.........................................................4

Statements of Operations...............................................5

Statements of Stockholders' Equity (Deficit)...........................6

Statements of Cash Flows...............................................7

Notes to the Financial Statements......................................8






			 MOORE & ASSOCIATES, CHARTERED
      			    ACCOUNTANTS AND ADVISORS
              			PCAOB REGISTERED



            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Triangle Alternative Network, Inc.
(A Development Stage Company)

We have reviewed the accompanying consolidated balance sheet of Triangle Alternative Network, Inc. as of March 31, 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the three-month periods ended March 31, 2009 and 2008, and from inception on May 23, 2008 through March 31, 2009. These interim financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists of principally applying analytical procedures and making inquiries of persons responsible for the financials and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Triangle Alternative Network, Inc. as of December 31, 2008, and the related statements of income, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated April 15, 2009, we expressed an unqualified opinion with a going concern paragraph on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relations to the balance sheet from which it has been derived.

/S/ MOORE & ASSOCIATES, CHARTERED
---------------------------------
Moore & Associates, Chartered
Las Vegas, Nevada
May 13, 2009



6490 WEST DESERT INN RD, LAS VEGAS, NEVADA 89146 (702) 253-7499 FAX: (702)253-
7501








                                                TRIANGLE ALTERNATIVE NETWORK, INC.
                                                  (A Development Stage Company)
                                                          Balance Sheets


									March 31,		December 31,
									2009			2008
									(unaudited)
									----------		-----------
CURRENT ASSETS
   Cash and cash equivalents						$      654 		$	  -
									----------		-----------
	Total Current Assets			 			       654 			  -
									----------		-----------
	TOTAL ASSETS							$      654 		$	  -
									==========		===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable and accrued expenses				$    4,031 		$    21,073
   Related party payable			 	 		    39,059 		     17,059
									----------		-----------
	Total Current Liabilities			 		    43,090 		     38,132

LONG-TERM LIABILITIES
   Notes payable net of current portion						 - 			  -
									----------		-----------
	TOTAL LIABILITIES		 				    43,090 		     38,132
									----------		-----------
STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock; 50,000,000 shares authorized
	at par value of $0.005, 2,975,750
	shares issued and outstanding				 	    14,879 		     14,879
   Additional paid-in capital				 		    62,121 		     62,121
   Accumulated deficit				 			  (119,436)		   (115,132)
									----------		-----------
	Total Stockholders' Equity (Deficit)			 	   (42,436)		    (38,132)
									----------		-----------
	TOTAL LIABILITIES AND STOCKHOLDERS'
	EQUITY (DEFICIT)						$      654 		$	  -
									==========		===========



                            The accompanying notes are an integral part of these financial statements.








                                               TRIANGLE ALTERNATIVE NETWORK, INC.
                                                  (A Development Stage Company)
                                                    Statements of Operations
                                                           (Unaudited)


									      From Inception
		 								on May 23,
						For the Three Months Ended     2007 Through
							 March 31,		March 31,
						   2009		   2008		   2009
						----------	----------	----------

REVENUES			 		$ 	 -	$ 	 -	$ 	 -

OPERATING EXPENSES

   General and administrative			     4,304 		 - 	    38,518
						----------	----------	----------
	Total Operating Expenses		     4,304 		 - 	    38,518
						----------	----------	----------
LOSS FROM OPERATIONS				    (4,304)		 - 	   (38,518)
						----------	----------	----------
OTHER EXPENSES

   Interest expense			 		 - 		 - 		 -
						----------	----------	----------
LOSS BEFORE TAXES			 	    (4,304)		 - 	   (38,518)

   Income taxes		 				 - 		 - 		 -
						----------	----------	----------
LOSS FROM CONTINUING OPERATIONS			    (4,304)		 - 	   (38,518)

DISCONTINUED OPERATIONS				 	 - 	      (940)	   (80,918)
						----------	----------	----------
NET INCOME (LOSS)				$   (4,304)	$     (940)	$ (119,436)
						==========	==========	==========
BASIC INCOME (LOSS) PER COMMON SHARE
   CONTINUING OPERATIONS			$    (0.00)	$	 -
   DISCONTINUED OPERATIONS			$    (0.00)	$    (0.00)
						==========	==========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING			 2,975,750 	 5,000,000
						==========	==========






                            The accompanying notes are an integral part of these financial statements







                                   TRIANGLE ALTERNATIVE NETWORK, INC.
                                     (A Development Stage Company)
                              Statements of Stockholders' Equity (Deficit)


                                                                      		Deficit
                                                                    		Accumulated     Total
                                                          	Additional 	During the  	Stockholders'
                                          Common Stock        	Paid-In   	Development    	Equity
                                      Shares      Amount    	Capital      	Stage      	(Deficit)
				      ---------	  --------	--------	-----------	-----------
Balance, May 23, 2007                         -   $      - 	$      - 	$         - 	$         -

Common stock issued for services
   at $0.075 per share                5,000,000     25,000   	  50,000           	  -          75,000

Net loss for the year ended
  December 31, 2007                           -          -             -    	    (85,762)        (85,762)
				      ---------	  --------	--------	-----------	-----------
Balance, December 31, 2007            5,000,000     25,000   	  50,000    	    (85,762)        (10,762)

Common stock cancelled               (2,224,250)   (11,121)   	  11,121           	  -               -

Common stock issued for services
  at $0.01 per share                    200,000      1,000    	   1,000           	  -           2,000

Net loss for the year ended
  December 31, 2008                           -          -             -    	    (29,370)        (29,370)
				      ---------	  --------	--------	-----------	-----------
Balance, December 31, 2008            2,975,750     14,879   	  62,121   	   (115,132)        (38,132)

Net loss for the three months
  ended March 31, 2009 (unaudited)            -          -             -     	     (4,304)         (4,304)
				      ---------	  --------	--------	-----------	-----------
Balance, March 31, 2009 (unaudited)   2,975,750   $ 14,879 	$ 62,121 	$  (119,436) 	$   (42,436)
				      =========	  ========	========	===========	===========





               The accompanying notes are an integral part of these financial statements.



                                                 TRIANGLE ALTERNATIVE NETWORK, INC.
                                                   (A Development Stage Company)
                                                      Statements of Cash Flows
                                                            (Unaudited)

									     			     From Inception
		 											on May 23,
									For the Three Months Ended     2007 Through
							 			March 31,		March 31,
						   			   2009		   2008		   2009
									----------	----------	----------
OPERATING ACTIVITIES

   Net income (loss)							$   (4,304)	$     (940)	$ (119,436)
   Adjustments to Reconcile Net Income (Loss) to Net
   Cash Used by Operating Activities:
	Discontinued operations							 - 	       111 	    65,308
	Common stock issued for services								    77,000
   Changes in operating assets and liabilities:
	Changes in accounts payable				 	   (17,042)		 - 	     4,031
									----------	----------	----------
		Net Cash Used in Operating Activities			   (21,346)	      (829)	    26,903
									----------	----------	----------
INVESTING ACTIVITIES

	Discontinued operations				 			 - 	      (100)	   (54,553)
									----------	----------	----------
		Net Cash Used in Investing Activities			 	 - 	      (100)	   (54,553)
									----------	----------	----------
FINANCING ACTIVITIES

	Discontinued operations				 			 - 	       912 	     6,304
	Proceeds from related party loans				    22,000 		 - 	    22,000
									----------	----------	----------
		Net Cash Provided by Financing Activities		    22,000 	       912 	    28,304

	NET INCREASE (DECREASE) IN CASH			   	 	       654 	       (17)	       654

	CASH AT BEGINNING OF PERIOD			   	 		 - 	       573 		 -
									----------	----------	----------
	CASH AT END OF PERIOD						$      654 	$      556 	$      654
									==========	==========	==========
SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION

    CASH PAID FOR:

	Interest			 				$ 	 - 	$      93 	$ 	93
	Income Taxes			 				$ 	 - 	$ 	- 	$ 	 -






                             The accompanying notes are an integral part of these financial statements.



                      TRIANGLE ALTERNATIVE NETWORK, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                       March 31, 2009 and March 31, 2008




NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the period ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues. Management's plans include of investing in and developing all types of businesses related to the entertainment industry.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

         Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

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


OUR CORPORATE INFORMATION

TAN, Inc. was incorporated in the State of Delaware on April 1, 2008. We are the holding company for our wholly owned subsidiary, Triangle Alternative Network, LLC ("TAN, LLC"). TAN, LLC was incorporated in the State of Florida on May 23, 2007. TAN has no full time employees. Our principal executive offices are located at 2113A Gulf Blvd., Indian Rocks Beach, FL 33785 and our telephone number is (727) 953-9778

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2008

                  REVENUES, EXPENSES AND LOSS FROM OPERATIONS

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the three months ended March 31, 2009 and for the three months ended March 31, 2008 are as follows:


                                      Three Months        Three Months Ended
                                      Ended March              March 31,
                                        31, 2009               31, 2008
                                      -----------      -----------------------

Revenue                               $        -       $             	     -
Selling, general and administrative        4,304                             -
Discontinued operations                        -                          (940)
Net (Loss)                            $    (4,304)     $                  (940)
                                      ===========      =======================

Revenues for the three months ended March 31, 2009 were $0, compared to $0 for the three months ended March 31, 2008. The Company discontinued its operations during 2008.

For the three months ended March 31, 2009, operating expenses totaled $4,304 as compared to $0 for the three months ended March 31, 2008. The increase was due to professional fees incurred in connection with the Company's public filings.

Loss from discontinued operations was $0 for the three months ended March 31, 2009 compared to $940 for the three months ended March 31, 2008. The Company discontinued its prior operations in 2008 and is seeking new business opportunities.

Our net loss was $4,304 for the three months ended March 31, 2009 compared to a net loss of $940 for the three months ended March 31, 2008. The increase was primarily due to costs incurred in connection with the Company's public filings.

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

At March 31, 2009, we had cash on hand of $654 compared to $0 at December 31, 2008. The cash on hand is not sufficient for the next twelve months. We anticipate that our cash requirements will increase substantially as a result of the fact that we are now a public, reporting company and as we begin to increase operations to generate revenue from our license and distributorship agreements. We anticipate that we will require approximately $12,000 to meet our minimal operating requirements for the next twelve months. We have not established our revenues and have not established any other source for the required operating funds.

SOURCES AND USES OF CASH

OPERATIONS

For the three months ended March 31, 2009, we used cash in our operation of $21,346.This was primarily the result of the loss from operations of $4,304 and a decrease in accounts payable of $17,042.

INVESTMENTS

We used $0 of cash provided for investments for the three months ended March 31, 2009.

FINANCING

We had net cash flows of $22,000from financing activities for the three months ended March 31, 2009. The cash came from related party loans.

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

OFF-BALANCE-SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is deemed by our management to be material to investors.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of March 31, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

CHANGES IN INTERNAL CONTROLS

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three month period ended March 31, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 1A RISK FACTORS

There have been no changes to our risk factors as described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2009.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered, or any other, sales of equity securities by us during the three month period ended March 31, 2009.

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

                   		TRIANGLE ALTERNATIVE NETWORK INCORPORATED


Dated:   May 15, 2009           /s/ Vince Vellardita
                                --------------------
                                By: Vince Vellardita
                                Chief Executive Officer