Form 10-Q
period 2009-06-30
Triangle Alternative Network Inc.
filed 2009-08-19
CIK 1436426

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________.

                      COMMISSION FILE NUMBER: 333-152376

                   TRIANGLE ALTERNATIVE NETWORK INCORPORATED

             (Exact name of registrant as specified in its charter)


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


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (727) 953 9778
       ------------------------------------------------------------------



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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of August 15, 2009, there were 2,975,750 shares of common stock, par value $0.005, issued and outstanding.




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





                      June 30, 2009 and December 31, 2008

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







SEALE AND BEERS, CPAS
PCAOB & CPAB REGISTERED AUDITORS

www.sealebeers.com

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Triangle Alternative Network, Inc.
(A Development Stage Company)

We have reviewed the accompanying consolidated balance sheet of Triangle Alternative Network, Inc. as of June 30, 2009, and the related consolidated statements of operations and cash flows for the three-month and six-month period ended June 30, 2009. These interim financial statements are the responsibility of the Corporation's management.

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


The accompanying financial statements have been reviewed assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $143,125, which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/S/ SEALE AND BEERS, CPAS
-------------------------
Seale and Beers, CPAs
Las Vegas, Nevada
August 18, 2009


6490 WEST DESERT INN RD, LAS VEGAS, NEVADA 89146
(702) 253-7492 FAX: (702)253-7501





                         TRIANGLE ALTERNATIVE NETWORK, INC.
                           (A Development Stage Company)
                            Consolidated Balance Sheets



                                                          June 30,      December 31,
                                                            2009           2008
                                                        (unaudited)
							---------- 	----------

                    	ASSETS

CURRENT ASSETS
    Cash and cash equivalents                          	$    3,366   	$        -
							---------- 	----------
                  Total Current Assets                       3,366               -
							---------- 	----------
                  TOTAL ASSETS                        	$    3,366   	$        -
							==========	==========
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

    Accounts payable and accrued expenses               $   18,063    	$   21,073
    Related party payable                                   51,427          17,059
							---------- 	----------
                  Total Current Liabilities                 69,491          38,132
							---------- 	----------
LONG-TERM LIABILITIES
    Notes payable net of current portion                         -               -
							---------- 	----------
                  TOTAL LIABILITIES                         69,491          38,132

STOCKHOLDERS' EQUITY (DEFICIT)
    Common stock; 50,000,000 shares authorized
       at par value of $0.005, 2,975,750
    shares issued and outstanding                           14,879          14,879
    Additional paid-in capital                              62,121          62,121
    Accumulated deficit                                   (143,125)       (115,132)
							---------- 	----------
           Total Stockholders' Equity (Deficit)            (66,125)        (38,132)
							---------- 	----------
           TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                  		$    3,366   	$        -
							==========	==========


     The accompanying notes are an integral part of these financial statements.
                                          4








                              TRIANGLE ALTERNATIVE NETWORK, INC.
                                (A Development Stage Company)
                             Consolidated Statements of Operations
                                          (Unaudited)



                                                                                        		From Inception
                                                                                        		on May 23,
                                	For the Three   For the Three   For the Six     For the Six	2007 Through
                                 	Months Ended    Months Ended    Months Ended    Months Ended	June 30,
                                   	06/30/09        06/30/08        06/30/09        06/30/09	2009
					-----------	-----------	-----------	-----------	--------------
REVENUES                         	$         - 	$         -	$         -	$         -	$	     -

OPERATING EXPENSES

   General and administrative          	     23,689               -          27,993          			62,207
					-----------	-----------	-----------	-----------	--------------
      Total Operating Expenses        	     23,689               -          27,993          	  -		62,207
					-----------	-----------	-----------	-----------	--------------
LOSS FROM OPERATIONS                  	    (23,689)              -         (27,993)        	  -	       (62,207)
					-----------	-----------	-----------	-----------	--------------
OTHER EXPENSES

   Interest expense                               -               -               -               -		     -
					-----------	-----------	-----------	-----------	--------------
LOSS BEFORE TAXES                      	    (23,689)              -         (27,993)       	  -	       (62,207)

   Income taxes                                   -               -               -               -		     -
					-----------	-----------	-----------	-----------	--------------
LOSS FROM CONTINUING OPERATIONS             (23,689)              -         (27,993)        	  -	       (62,207)

DISCONTINUED OPERATIONS                           -          (7,265)                         (8,205)	       (80,918)
					-----------	-----------	-----------	-----------	--------------
NET INCOME (LOSS)                	$   (23,689)   	$    (7,265)   	$   (27,993)  	$    (8,205)	$     (143,125)
					===========	===========	===========	===========	==============
BASIC INCOME (LOSS) PER COMMON SHARE
   CONTINUING OPERATIONS        	$     (0.01)  	$         - 	$     (0.01)	$	  -
					===========	===========	===========	===========
   DISCONTINUED OPERATIONS      	$     (0.01)  	$     (0.00)  	$     (0.01)	$     (0.00)
					===========	===========	===========	===========
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING       	  2,975,750       5,000,000       2,975,750	  5,000,000
					===========	===========	===========	===========



           The accompanying notes are an integral part of these financial statements
                                           5


                                           TRIANGLE ALTERNATIVE NETWORK, INC.
                                             (A Development Stage Company)
                               Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                  	 Deficit
                                                                                       Accumulated        Total
                                                                   	Additional     During the     Stockholders'
                                               Common Stock              Paid-In       Development       Equity
                                       	   Shares        Amount          Capital          Stage         (Deficit)
					  ---------	--------	----------	---------	---------
Balance, May 23, 2007                             - 	$      -	$      	 -	$       - 	$       -

Common stock issued for services
   at $0.075 per share              	  5,000,000       25,000       	    50,000              -    	   75,000

Net loss for the year ended
  December 31, 2007                               -            -            	 -    	  (85,762)        (85,762)
					  ---------	--------	----------	---------	---------
Balance, December 31, 2007          	  5,000,000       25,000       	    50,000        (85,762)        (10,762)

Common stock cancelled             	 (2,224,250)     (11,121)      	    11,121              -               -

Common stock issued for services
  at $0.01 per share                   	    200,000        1,000             1,000              -           2,000

Net loss for the year ended
  December 31, 2008                               -            -            	 -    	  (29,370)        (29,370)
					  ---------	--------	----------	---------	---------
Balance, December 31, 2008          	  2,975,750       14,879      	    62,121       (115,132)        (38,132)

Net loss for the six months
  ended June 30, 2009 (unaudited)                 -            -            	 -        (27,993)        (27,993)
					  ---------	--------	----------	---------	---------
Balance, June 30, 2009 (unaudited)  	  2,975,750	$ 14,879     	$   62,121      $(143,125)	$ (66,125)
					  =========	========	==========	=========	=========





                       The accompanying notes are an integral part of these financial statements.
                                                           6


                                                 TRIANGLE ALTERNATIVE NETWORK, INC.
                                                   (A Development Stage Company)
                                               Consolidated Statements of Cash Flows
                                                            (Unaudited)

                                                                                     			From Inception  From Inception
                                                                                       			on May 23,      on May 23,
                                                                        For the Six    	For the Six	2007 Through    2007 Through
                                                                        Month Ended     Moths Ended	June 30,        June 30,
                                                                        June 30, 2009   June 30, 2008	2008            2009

									---------	---------    	---------	---------
OPERATING ACTIVITIES

    Net income (loss)                                                   $ (27,993)      $  (8,205)	$ (93,967)   	$(143,125)
    Adjustments to Reconcile Net Income (Loss) to Net
    Cash Used by Operating Activities:
               Discontinued operations                                          -             222	    2,438          65,308
               Common stock issued for services                                            		   75,000          77,000
    Changes in operating assets and liabilities:
               Changes in accounts payable                                 (3,010)          2,078	    2,078          18,063
               Changes in deposits                                                           		     (110)
									---------	---------    	---------	---------
                           Net Cash Used in Operating Activities          (31,003)         (5,905)	  (14,561)         17,246
									---------	---------    	---------	---------
INVESTING ACTIVITIES

               Discontinued operations                                          -     	     (100)	  (56,659)        (54,553)
									---------	---------    	---------	---------
                           Net Cash Used in Investing Activities                -     	     (100)	  (56,659)        (54,553)
									---------	---------    	---------	---------
FINANCING ACTIVITIES

               Discontinued operations                                          -      	   (1,208)	   12,979           6,304
               Proceeds from related party loans                           34,368           7,081	   58,682          34,368
									---------	---------    	---------	---------
                           Net Cash Provided by Financing Activities       34,368           5,873	   71,661          40,672
									---------	---------    	---------	---------
               NETINCREASE (DECREASE) IN CASH                               3,366            (132)	      441           3,366

               CASH AT BEGINNING OF PERIOD                                      -             573		-               -
									---------	---------    	---------	---------
               CASH AT END OF PERIOD                                 	$   3,366     	$     441	$     441    	$   3,366
									=========	=========    	=========	=========

SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION

    CASH PAID FOR:

               Interest                                                	$       -   	$     532	$     625    	$     625
               Income Taxes                                            	$       -   	$       -    	$       -	$	-


                             The accompanying notes are an integral part of these financial statements.
                                                                 7





NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2008 audited financial statements. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenues. Management's plans include investing in and developing all types of businesses related to the entertainment industry.

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


OUR CORPORATE INFORMATION

TAN, Inc. was incorporated in the State of Delaware on April 1, 2008. We are the holding company for our wholly owned subsidiary, Triangle Alternative Network, LLC ("TAN, LLC"). TAN, LLC was incorporated in the State of Florida on May 23, 2007. TAN has no full time employees. Our principal executive offices are located at 2113A Gulf Blvd., Indian Rocks Beach, FL 33785 and our telephone number is (727) 953-9778

THREE MONTHS ENDED JUNE 30, 2009  COMPARED  TO  THE THREE MONTHS ENDED JUNE 30,
2008

                  REVENUES, EXPENSES AND LOSS FROM OPERATIONS

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the three months ended June 30, 2009 and for the three months ended June 30, 2008 are as follows:


                                          Three Months     Three Months Ended
                                         Ended June 30,         June 30,
                                             2009                 2008
                                          -----------      ------------------
Revenue                                   $         -      $                -
Selling, general and administrative            23,689                       -
Discontinued operations                             -                  (7,265)
Net (Loss)                                $   (23,689)     $           (7,265)
                                          ===========      ==================

Revenues for the three months ended June 30, 2009 were $0, compared to $0 for the three months ended June 30, 2008. The Company discontinued its operations during 2008.

For the three months ended June 30, 2009, operating expenses totaled $23,689 as compared to $0 for the three months ended June 30, 2008. The increase was due to professional fees incurred in connection with the Company's public filings.

Loss from discontinued operations was $0 for the three months ended June 30, 2009, compared to $7,265 for the three months ended June 30, 2008. The Company discontinued its prior operations in 2008 and is seeking new business opportunities.

Our net loss was $23,689 for the three months ended June 30, 2009, compared to a net loss of $7,265 for the three months ended June 30, 2008. The increase was primarily due to legal and other professional costs incurred in connection with the Company's public filings.

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

At June 30, 2009, we had cash on hand of $3,366 compared to $ 0 at December 31, 2008. The cash on hand is not sufficient for the next twelve months. We anticipate that our cash requirements will increase substantially as a result of the fact that we are now a public, reporting company and as we begin to increase operations to generate revenue from our license and distributorship agreements. We anticipate that we will require approximately $24,000 to meet our minimal operating requirements for the next twelve months. We have not established our revenues and have not established any other source for the required operating funds.

SOURCES AND USES OF CASH

OPERATIONS

For the three months ended June 30, 2009, we used cash in our operation of $31,003. This was primarily the result of the loss from operations of $27,993 and a decrease in accounts payable of $3,010.

INVESTMENTS

We used $ 0 of cash provided for investments for the three months ended June 30, 2009.

FINANCING

We had net cash flows of $34,368 from financing activities for the three months ended June 30, 2009. The cash came from related party loans.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended June 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of June 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Changes in Internal Control over Financial Reporting. Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended June 30, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 1A RISK FACTORS

There have been no changes to our risk factors as described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2009.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered, or any other, sales of equity securities by us during the three-month period ended June 30, 2009.

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

                   TRIANGLE ALTERNATIVE NETWORK INCORPORATED


Dated:  August 19, 2009         /s/ Vince Vellardita
                                --------------------
                                By: Vince Vellardita
                                Chief Executive Officer