Form 10-Q
period 2009-09-30
Triangle Alternative Network Inc.
filed 2009-11-12
CIK 1436426

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________.

                      COMMISSION FILE NUMBER: 333-152376

                   TRIANGLE ALTERNATIVE NETWORK INCORPORATED

             (Exact name of registrant as specified in its charter)


                 DELAWARE                         26-2691611
    -----------------------------------     -------------------
     State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)          Identification No.)
      230 North Park Blvd Suite 104                 76051
              Grapevine, TX
    -----------------------------------     -------------------
 (Address of principal executive offices)        (Zip Code)


       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (817) 416-2533 (Former name, former address and former fiscal year, if changed since last report.)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of October 16, 2009, there were 2,975,750 shares of common stock, par value $0.005, issued and outstanding.



                   TRIANGLE ALTERNATIVE NETWORK INCORPORATED
                               TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

ITEM 1  Financial Statements

ITEM 2  Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

ITEM 4T Controls and Procedures

PART II - OTHER INFORMATION

ITEM 1  Legal Proceedings

ITEM 1A Risk Factors

ITEM 2  Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3  Defaults Upon Senior Securities

ITEM 4  Submission of Matters to a Vote of Security Holders

ITEM 5  Other Information

ITEM 6  Exhibits



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

ITEM 1 FINANCIAL STATEMENTS



                      TRIANGLE ALTERNATIVE NETWORK, INC.
                         (A DEVELOPMENT STAGE COMPANY)





                             FINANCIAL STATEMENTS


                   September 30, 2009 and December 31, 2008


                                C O N T E N T S




          Balance Sheets                                            3



          Statements of Operations                                  4



          Statement of Stockholders' Deficit                        5



          Statements of Cash Flows                                  6



          Notes to the Financial Statements                         7




                                          TRIANGLE ALTERNATIVE NETWORK, INC.
                                            (A Development Stage Company)
                                                    Balance Sheets

ASSETS

							September 30,		December 31,
							   2009			   2008
							(unaudited)		 (audited)
							--------------		-------------
CURRENT ASSETS
    Cash and cash equivalents				$	1,184		$	   -
							--------------		-------------
	Total current assets					1,184		$	   -

							--------------		-------------
	TOTAL ASSETS					$	1,184		$	   -
							==============		=============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

    Accounts payable and accrued expenses		$      19,656  		$     21,073
    Related party payable				       51,427		      17,059
							--------------		-------------
	Total current liabilities			       71,083		      38,132
							--------------		-------------

	TOTAL LIABILITIES				       71,083		      38,132
							--------------		-------------

STOCKHOLDERS' DEFICIT
    Common stock; 50,000,000 shares
      authorized at par value of
      $0.005, 2,975,750
      shares issued and outstanding			      14,879  		      14,879
    Additional paid-in capital				      62,121  		      62,121
    Accumulated deficit from development stage		    (146,899)  		    (115,132)
							--------------		-------------

	Total stockholders' deficit			     (69,899)  		     (38,132)
							--------------		-------------

	TOTAL LIABILITIES AND
	  STOCKHOLDERS'DEFICIT				$      1,184		$          -
							==============		=============

                      The accompanying notes are an integral part of these financial statements.


                                                 TRIANGLE ALTERNATIVE NETWORK, INC.
                                                   (A Development Stage Company)
                                                      Statements of Operations
                                                            (Unaudited)



                                                                                                    From Inception
                             For the Three      For the Three    For the Nine   For the Nine        (May 23, 2007
                              Months Ended      Months Ended     Months Ended   Months Ended           through
                                09/30/09          09/30/08         09/30/09       09/30/08	   September 30,2009
 			      ------------	-------------	-------------	------------	  ---------------------
REVENUES                      $       -		$        -	$         -	$        -	    $      	  -

OPERATING EXPENSES

    General and
    administrative		  3,774		         -           31,767	         -                    65,981
 			      ------------	-------------	-------------	------------	  ---------------------

       Total operating
       expenses       		  3,774		         -           31,767	         -                    65,981
 			      ------------	-------------	-------------	------------	  ---------------------

 LOSS FROM OPERATIONS		(3,774)		         -         (31,767)	         -                  (65,981)
 			      ------------	-------------	-------------	------------	  ---------------------

    Income taxes    	              -		         -	          -	         -			   -
 			      ------------	-------------	-------------	------------	  ---------------------


 LOSS FROM CONTINUING
 OPERATIONS                      (3,774)                 -          (31,767)             -                         -
 			      ------------	-------------	-------------	------------	  ---------------------


DISCONTINUED OPERATIONS              -	             13,049	          -	      4,844                  (80,918)
 			      ------------	-------------	-------------	------------	  ---------------------

NET INCOME (LOSS)            $    (3,774)       $    13,049  	$  (31,767)    $      4,844       $          (80,918)

 			      ============	=============	=============	============	  =====================

BASIC INCOME (LOSS) PER COMMON
SHARE
    CONTINUING OPERATIONS    $     (0.00)       $     (0.00)    $    (0.01)      $   (0.00)
  			      ============	=============	=============	============

    DISCONTINUED OPERATIONS  $     (0.00)       $      0.00     $    (0.01)      $    0.00
                              ============	=============	=============	============


 WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING    2,975,750        5,000,000         2,975,750      5,000,000
 			      ============	=============	=============	============


                             The accompanying notes are an integral part of these financial statements

                                             TRIANGLE ALTERNATIVE NETWORK, INC.
                                                (A Development Stage Company)
                                      Consolidated Statements of Stockholders' Deficit


                                                                                         Deficit
                                                                                        Accumulated
                                                                         Additional     During the         Total
                                                  Common Stock             Paid-In      Development     Stockholders'
                                            Shares           Amount        Capital        Stage           Deficit
					 ----------       ----------	------------   -------------   ---------------

Balance, May 23, 2007                           -         $      -      $        - 	$        - 	$        -

Common stock issued for services
   at $0.075 per share                    5,000,000          25,000          50,000              -          75,000

Net loss for the year ended
  December 31, 2007                             -                -               -         (85,762)        (85,762)
					 ----------       ----------	------------   -------------   ---------------


Balance, December 31, 2007                5,000,000          25,000          50,000        (85,762)        (10,762)


Common stock cancelled                  (2,224,250)        (11,121)          11,121              -               -

Common stock issued for services
  at $0.01 per share                        200,000           1,000           1,000              -           2,000

Net loss for the year ended
  December 31, 2008                             -                -                -         (29,370)        (29,370)
					 ----------       ----------	------------   -------------   ---------------


Balance, December 31, 2008                2,975,750          14,879          62,121       (115,132)         (38,132)

Net loss for the nine months
  ended September 30, 2009 (unaudited)          -                -               -         (31,767)         (31,767)
					 ----------       ----------	------------   -------------   ---------------


Balance, September 30, 2009 (unaudited)   2,975,750       $  14,879     $    62,121     $  (146,899)    $   (69,899)
					===========	  ==========    ============   =============   ===============


                         The accompanying notes are an integral part of these financial statements.

                                             TRIANGLE ALTERNATIVE NETWORK, INC.
                                                (A Development Stage Company)
                                              Consolidated Statements of Cash Flows
                                                           (Unaudited)


                                                                                                      From Inception
                                                      For the Nine              For the Nine           (May 23,2007)
                                                      Month Ended                Month Ended              through
                                                   September 30, 2009        September 30, 2008     September 30, 2009
						  --------------------      --------------------   --------------------

OPERATING ACTIVITIES

   Net income (loss)                              $	    (31,767)  	      $		4,844  	     $	    (146,899)
   Adjustments to reconcile net income
   (loss) to net cash used by operating
   activities:
      Discontinued operations 			                  -                    (17,539)               48,249

      Common stock issued for services                                                                        77,000
   Changes in operating assets and liabilities:
      Changes in accounts payable                            (1,417)                     5,918                19,656
						  --------------------      --------------------   --------------------


         Net cash used by operating activities              (33,184)                    (6,777)              (1,994)
						  --------------------      --------------------   --------------------

INVESTING ACTIVITIES

      Discontinued operations                                      -                      (100)             (54,553)
						  --------------------      --------------------   --------------------

         Net cash used in investing activities                     -                      (100)             (54,553)
						  --------------------      --------------------   --------------------

FINANCING ACTIVITIES

      Discontinued operations                                      -                      6,304                6,304

      Proceeds from related party loans                       34,368                                          51,427
						  --------------------      --------------------   --------------------

         Net cash provided by financing
         activities                                           34,368                      6,304               51,427
						  --------------------      --------------------   --------------------

      NET INCREASE (DECREASE) IN CASH                          1,184                      (573)                1,184

      CASH AT BEGINNING OF PERIOD                                 -                        573                    -
						  --------------------      --------------------   --------------------


      CASH AT END OF PERIOD                       $           1,184           $             -        $         1,184
                                                  ====================      ====================   ====================


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

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the most recent filing of the Form 10-K which included the financial statements and notes thereto as of December 31, 2008. The operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2009.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared in conformity with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations. The Company has accumulated deficit of ($146,899) and working capital deficiency of ($69,899) as of September 30, 2009.

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

These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

The Company has evaluated subsequent events through the date which the financial statements were available to be issued.

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

Cash and cash equivalents

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

Loss per common share

Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

Development -Stage Company

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development-Stage Enterprises". A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprise's inception

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" ("SFAS 168"). SFAS 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for interim and annual periods ending after September 15, 2009. Management does not expect the adoption of SFAS 168 to have a material impact on the Company's financial position, cash flows and results of operations.

In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)," ("SFAS 167"). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 167 will have a material impact on the financial statements.

In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140," ("SFAS 166"). SFAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the financial statements.

In June 2009, the FASB issued SFAS No. 165, "Subsequent Events," ("SFAS No. 165"). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after September 15, 2009. SFAS 165 does not have a material impact on our financial statements.

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

In June 2008, the FASB issued  FASB  Staff  Position Emerging Issues Task Force
(EITF) No. 03-6-1, Determining whether instruments granted in share-based payment transactions are participating securities ("FSP EITF No. 03-6-1"). Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive no forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing EPS. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years, and is not expected to have a significant impact on the Company's financial statements.

In November 2008, the Emerging Issues Task Force ("EITF") issued Issue No. 08-7, Accounting for Defensive Intangible Assets ("EITF 08-7"). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. The Company does not expect the adoption of EITF 08-7 to have a material impact on its financial statements.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

NOTE 4 - RELATED PARTY TRANSACTIONS

Nine Months ended September 30, 2009

For the nine months ended September 30, 2009, a major shareholder of the Company advanced $34,368 for the administration and other costs of operations on an unsecured basis.

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

OUR CORPORATE INFORMATION

TAN, Inc. was incorporated in the State of Delaware on April 1, 2008. We are the holding company for our wholly owned subsidiary, Triangle Alternative Network, LLC ("TAN, LLC"). TAN, LLC was incorporated in the State of Florida on May 23, 2007. TAN has no full time employees. Our principal executive offices are located at 230 North Park Blvd Suite 104., Grapevine, TX 75061 and our telephone number is (817) 416-2533.

NINE MONTHS ENDED SEPTEMBER 30, 2009 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

REVENUES, EXPENSES AND LOSS FROM OPERATIONS

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the nine months ended September 30, 2009 and for the nine months ended September 30, 2008 are as follows:


                                           Nine Months            Nine Months
                                         Ended September        Ended September
                                            30, 2009                30,2008
                                         -------------           -------------

Revenue                                  $         -             $       -
Selling, general and administrative           31,767                     -
Discontinued operations                            -                  4,844
Net (Loss)                               $   (31,767)            $    4,844
                                         =============           =============

Revenues for the nine months ended September 30, 2009 were $0, compared to $0 for the nine months ended September 30, 2008. The Company discontinued its operations during 2008.

For the nine months ended September 30, 2009, operating expenses totaled $31,767 as compared to $0 for the nine months ended September 30, 2008. The increase was due to professional fees incurred in connection with the Company's public filings.

The profit from discontinued operations was $0 for the nine months ended September 30, 2009, compared to $4,844 for the nine months ended September 30, 2008. The Company discontinued its prior operations in 2008 and is seeking new business opportunities.

Our net loss was $31,767 for the nine months ended September 30, 2009, compared to a net profit of $4,844 for the nine months ended September 30, 2008. The increase was primarily due to legal and other professional costs incurred in connection with the Company's public filings.

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

At September 30, 2009, we had cash on hand of $1,184 compared to $ 0 at December 31, 2008. The cash on hand is not sufficient for the next twelve months. We anticipate that our cash requirements will increase substantially as a result of the fact that we are now a public, reporting company and as we begin to develop our business plan. We anticipate that we will require approximately $24,000 to meet our minimal operating requirements for the next twelve months. We have not established our revenues and have not established any other source for the required operating funds.

SOURCES AND USES OF CASH

OPERATIONS

For the nine months ended September 30, 2009, we used cash in our operation of $33,184 compared to $6,777 for the nine months ended September 30, 2008. The current period change was primarily the result of the loss from operations of $31,767 and a decrease in accounts payable of $1,417.

INVESTMENTS

We used $ 0 of cash provided for investments for the nine months ended September 30, 2009 compared to $ 100 for the nine months ended September 30, 2008.

FINANCING

We had net cash flows of $34,368 from financing activities for the nine months ended September 30, 2009 compared to $ 6,304 for the nine months ended September 30, 2008. The cash came from related party advances.

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

Our critical accounting policies, including the assumptions and judgements underlying them, are disclosed in our Calendar Year 2008 Form 10-K in Note 1-Summary of Significant Accounting Policies included in our Financial Statements. There were no significant changes to our critical accounting policies during the three months ended September 30, 2009. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources.
 Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended September 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of September 30, 2009, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

CHANGES IN INTERNAL CONTROLS

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine-month period ended September 30, 2009. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 1A RISK FACTORS

There have been no changes to our risk factors as described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2009.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered, or any other, sales of equity securities by us during the nine-month period ended September 30, 2009.

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

TRIANGLE ALTERNATIVE NETWORK INCORPORATED

Dated: November 12, 2009

/s/ Lyle J Mortensen
--------------------
By: Lyle J Mortensen
Chief Executive Officer