Form 10-K
period 2009-12-31
Triangle Alternative Network Inc.
filed 2010-04-15
CIK 1436426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ___________

                                   FORM 10-K
                                  ___________

            ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

                      COMMISSION FILE NUMBER: 333-152376
                      ___________________________________



                   TRIANGLE ALTERNATIVE NETWORK INCORPORATED
	     ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               	    DELAWARE	                     26-2691611
	-------------------------------		-------------------
    	(State or other jurisdiction of     	 (I.R.S. Employer
     	incorporation or organization)     	Identification No.)



     	     230 NORTH PARK BLVD, SUITE 230   		  76051
      	           GRAPEVINE, TEXAS
	----------------------------------------	----------
	(Address of principal executive offices) 	(Zip Code)



                                (817) 416-2533
	       ------------------------------------------------
               (Issuer's telephone number, including area code)



         Securities registered under Section 12(b) of the Exchange Act:
	       ------------------------------------------------
                                 None


        Securities registered under Section 12(g) of the Exchange Act:
	       ------------------------------------------------
                      Common Stock, $0.005 Par Value


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

      The aggregate market value of the voting and non-voting common equity on December 31, 2009 held by non-affiliates of the registrant is not applicable as the Company has not yet achieved trading status

      As of March 31, 2010, there were 3,208,250 shares of the registrant's Common Stock outstanding.

TRIANGLE ALTERNATIVE NETWORK INC.
REPORT ON FORM 10-K

PART I.
Item 1.    Description of Business                                     	  1
Item 1A.   Risk Factors                                                	  3
Item 2.    Description of Property                                        6
Item 3.    Legal Proceedings                                           	  6
Item 4.    Submission of Matters to a Vote of Security Holders         	  6

PART II.
Item 5.    Market for Common Equity, Related Stockholder Matters
           and Issuer Purchases of  Equity Securities                  	  6
Item 6.    Selected Financial Data                                     	  7
Item 7.    Management's Discussion and Analysis of Financial Condition 	  7
           and Results of Operations
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk  	  8
Item 8.    Financial Statements                                           8
Item 9.    Changes In and Disagreements With Accountants on
           Accounting and Financial Disclosure                        	  9
Item 9A(T) Controls and Procedures                                     	  9
Item 9B.   Other Information                                           	 10

PART III.
Item 10.   Directors, Executive Officers and Corporate Governance      	 10
Item 11.   Executive Compensation                                      	 12
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                  	 14
Item 13.   Certain Relationships and Related Transactions              	 15
Item 14.   Principal Accountant Fees and Services                      	 15
Item 15.   Exhibits                                                    	 16

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

ITEM 1.DESCRIPTION OF BUSINESS.

  (A)BUSINESS DEVELOPMENT

     Triangle Alternative Network Incorporated ("TAN, Inc.") is a development stage company that was incorporated in the state of Delaware on April 1, 2008 and is the holding company for Triangle Alternative Network, LLC ("TAN, LLC" and, together with TAN, Inc., "TAN", the "Company", "we", "us" or "our"). We are a start-up company that was originally organized to develop a television network to provide programming to the Gay, Lesbian, Bi-Sexual and Trans-gender ("GLBT") Community.

     After attempting to develop programming, it was determined that the company did not want to develop this particular programming and had not entered into a definitive contract to sell the programming. The film and production costs have been transferred to related parties in exchange for the debt owed to them for advances to the Company.

(B) BUSINESS OF ISSUER

 The Company, based on current proposed business activities, is a "blank check" company. The Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), the Company also qualifies as a "shell company," because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

  In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

   We presently have no employees. Our officers and directors are engaged in outside business activities and we anticipate they will devote to our business very limited time until the acquisition of a successful business opportunity has been consummated. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

(C) REPORTS TO SECURITY HOLDERS

     (1) The Company is not required to deliver an annual report to security holders and at this time does not anticipate the distribution of such a report.

     (2) The Company will file reports with the SEC. The Company is currently a reporting company and will comply with the requirements of the Exchange Act.

     (3) The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC- 0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

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

EMPLOYEES

We presently have no employees apart from our management. Our officers and director are engaged in outside business activities and anticipate they will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

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

FUTURE SUCCESS IS HIGHLY DEPENDENT ON THE ABILITY OF MANAGEMENT TO LOCATE AND ATTRACT A SUITABLE ACQUISITION.

     The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

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

THE COMPANY MAY BE SUBJECT TO CERTAIN TAX CONSEQUENCES IN OUR BUSINESS, WHICH MAY INCREASE OUR COST OF DOING BUSINESS.

     We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

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

     Our headquarters are located at 230 North Park Boulevard Suite 104, Grapevine, Texas 76051. At the current time the Company shares office space in the office of the current CEO and is not charged rent due to a lack of operations.

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

Lyle Mortensen, CFO and his consulting company Aritex Consultants, Inc., have been included in a legal proceeding that has requested the cancellation of certificates issued in another company when he was an officer and director of that company. The shares were issued pursuant to a plan of reorganization and it is the position of Mr. Mortensen that the claim of the petitioners is without merit. Even if the petitioners were to prevail it would have no direct monetary or indirect affect on the Company

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

None
                                   PART II.

ITEM 5.MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
       ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

     The Company's common stock is not actively trading as of December 31, 2009.

HOLDERS OF OUR COMMON STOCK

     As of March 31, 2010, we had 65 stockholders of record based on Company information and provided by our transfer agent.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

None

ISSUER PURCHASES OF EQUITY SECURITIES

There were no stock repurchases during the year ended December 31, 2009.

RECENT SALES OF UNREGISTERED SECURITIES

During the year ended December 31, 2009 the Company issued 225,000 shares of common stock at $0.01 per share as consideration for services rendered.

ITEM 6.SELECTED FINANCIAL DATA

      We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A.   MANAGEMENT'S PLAN OF OPERATION

     The following discussion of our financial condition, changes in financial condition and results of operations for the year ended December 31, 2009 should be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2009.

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

FOR THE YEAR ENDED DECEMBER 31, 2009 COMPARED TO THE PERIOD ENDED DECEMBER 31, 2008.

     From our inception on May 23, 2007, (inception) to December 31, 2009, we have generated no revenue. We earned no revenues during the twelve month period ended December 31, 2009 and no revenues for the period ended December 31, 2008.

     Operating expenses for the twelve months ended December 31, 2009 totaled $37,487, resulting in an increase of 10% percent from the comparable period of 2008. This increase resulted primarily from the fact that operations taking place prior to September 30, 2008 have been discontinued, and are classified in the financial statements as such.

     We incurred a net loss of $37,487 during the twelve month period ended December 31, 2009, resulting in an increased loss of approximately 28% from the loss of $29,370 for the period ended December 31, 2008. Basic net loss per share from continuing operations was $0.01 for the twelve month period ended December 31, 2009, compared to $0.01 for the comparable period of 2008.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2009, we had a negative working capital of $73,369 compared to a negative working capital of $38,132 at December 31, 2008. The change of $35,237 or 92% in working capital resulted primarily from our operating losses.

     During the twelve months ended December 31, 2009 we experienced negative cash flow of $36,250 from operating activities. We recognized positive cash flow from financing activities, relating to proceeds from related party loans, in the amount of $36,368.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.FINANCIAL STATEMENTS.


                      TRIANGLE ALTERNATIVE NETWORK, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                             FINANCIAL STATEMENTS

                          December 31, 2009 and 2008



                                C O N T E N T S

Report of Independent Registered Public Accounting Firm        F-2

Balance Sheets                                                 F-3

Statements of Operations                                       F-4

Statement of Stockholders' Deficit                             F-5

Statements of Cash Flows                                       F-6

Notes to the Financial Statements                              F-7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Triangle Alternative Networks Inc
Grapevine, Texas

We have audited the accompanying balance sheets of Triangle Alternative Network, Inc. (A Development Stage Company) as of December 31, 2009 and the related statements of operations, stockholders' deficit and cash flows for the year then ended and for the period from inception (May 23, 2007) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based upon our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Triangle Alternative Network, Inc. (A Development Stage Company) as of December 31, 2009, and the results of its operations and cash flows for the year then ended and from inception (May 23, 2007) through December 31, 2009 in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
April 5, 2010

2580 Anthem Village Drive	Henderson, NV  89052
Telephone (702) 588-5960 	Facsimile (702) 588-5979



                                  TRIANGLE ALTERNATIVE NETWORK, INC.
                                    (A Development Stage Company)
                                            Balance Sheets

ASSETS
								December 31,	December 31,
								2009		2008
                                                                (audited)	(audited)
								------------   	-----------
CURRENT ASSETS
    Cash and cash equivalents                                  	$	118	$	-
								------------   	-----------

	Total current assets						118 		-
								------------   	-----------

		TOTAL ASSETS					$	118	$	-
								============	===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES


    Accounts payable and accrued expenses			$    20,060   $     21,073
    Related party payable					     53,427         17,059
								------------   	-----------

	Total current liabilities				     73,487         38,132
								------------   	-----------


		TOTAL LIABILITIES				     73,487         38,132

STOCKHOLDERS' DEFICIT
    Common stock; 50,000,000 shares authorized
      at par value of $0.005, 3,208,250
      and 2,983,250   shares issued and
      outstanding, respectively        				     16,041         14,916
    Additional paid-in capital					     63,209         62,084
    Accumulated deficit from development stage	                   (152,619)      (115,132)
								------------   	-----------

	Total Stockholders' Deficit				    (73,369)       (38,132)
								------------   	-----------

	TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT
	  DEFICIT                              			$	118	$	-
								============	===========



The accompanying notes are an integral part of these financial statements.




                                                   (A Development Stage Company)
                                                      Statements of Operations
                                                             (Audited)

													From Inception
							For the Twelve		For the Twelve		(May 23, 2007)
							Months Ended		Months Ended 		through
							12/31/09		12/31/08		December 31, 2009
							---------------		---------------		-----------------

REVENUES						$	    -		$	    -		$	      -

OPERATING EXPENSES
  General and administrative       				37,487			34,214			  71,701
							---------------		---------------		-----------------

	Total Operating Expenses    				37,487			34,214                    71,701
							---------------		---------------		-----------------

LOSS FROM OPERATIONS					       (37,487)		       (34,214)                  (71,701)
							---------------		---------------		-----------------

  Income taxes							     -	                     -                         -
							---------------		---------------		-----------------

LOSS FROM CONTINUING OPERATIONS               		       (37,487)		       (34,214)			     -

DISCONTINUED OPERATIONS									 4,844			 (80,918)
							---------------		---------------		-----------------

NET INCOME (LOSS)					$      (37,487)		$      (29,370)		$       (152,619)
							===============		===============		=================

BASIC INCOME (LOSS) PER COMMON SHARE
  CONTINUING OPERATIONS         			$        (0.01)		$        (0.01)
							===============		===============
  DISCONTINUED OPERATIONS				$	     -		$         0.00
							===============		===============


WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING					      3,015,305		      3,987,875
							===============		===============


The accompanying notes are an integral part of these financial statements



                                               TRIANGLE ALTERNATIVE NETWORK, INC.
                                                 (A Development Stage Company)
                                        Consolidated Statement of Stockholders' Deficit


											Deficit
											Accumulated     Total
									Additional   	During the  	Stockholders'
                                 	      Common Stock    	  	Paid-In      	Development    	Equity
                                 	  Shares      Amount  	  	Capital      	Stage      	(Deficit)
				 	  ---------   --------	  	----------   	------------	-----------
Balance, May 23, 2007				 -   $      -    	$        -    	$        -  	$        -

Common stock issued for
services at $0.075 per share      	5,000,000     25,000      	    50,000               -          75,000

Net loss for the year ended
  December 31, 2007				-           -    	         -           (85,762)      (85,762)
				 	 ---------   --------    	----------   	-------------	-----------

Balance, December 31, 2007       	 5,000,000     25,000      	    50,000           (85,762)      (10,762)

Common stock cancelled           	(2,216,750)   (11,084)     	    11,084              -                -

Common stock issued for
  services at $0.01 per share	  	  200,000       1,000       	     1,000              -            2,000

Net loss for the year ended
  December 31, 2008				-          -                     -           (29,370)      (29,370)
				  	---------   --------   		----------   	-------------	-----------

Balance, December 31, 2008        	2,983,250     14,916       	    62,084          (115,132)      (38,132)

Common stock issued for
  services at $0.01 per share	  	  225,000      1,125	     	     1,125              -            2,250

Net loss for the twelve months
  ended December 31, 2009			-          -                    -            (37,487)      (37,487)
				  	---------   --------   		----------   	-------------	-----------

Balance, December 31, 2009        	3,208,250   $ 16,041   		$   63,209    	$   (152,619)  	$  (73,369)
				  	=========   ========   		==========   	=============  	===========



The accompanying notes are an integral part of these financial statements.



                                                TRIANGLE ALTERNATIVE NETWORK, INC.
                                                  (A Development Stage Company)
                                              Consolidated Statements of Cash Flows
                                                            (Audited)


  														From Inception
								For the Twelve          For the Twelve		(May 23, 2007)
								Month Ended             Month Ended		through
								December 31, 2009       December 31, 2008	December 31, 2009
								----------------	----------------	-----------------
OPERATING ACTIVITIES

   Net income (loss)                              		$	(37,487)	$	(29,370)	$	(152,619)
   Adjustments to Reconcile Net Income (Loss) to Net
   Cash used by operating activities:
      Discontinued operations						      -                    (480)	          48,249
      Common stock issued for services                                    2,250                   2,000                   79,250

   Changes in operating assets and liabilities:
      Changes in accounts payable                                        (1,013)                 21,073                   20,060
								----------------	----------------	-----------------


         Net cash used by operating activities                          (36,250)                 (6,777)                  (5,060)
								----------------	----------------	-----------------

INVESTING ACTIVITIES

      Discontinued operations                                                 -                    (100)                 (54,553)
								----------------	----------------	-----------------


         Net cash used in investing activities                                -                    (100)                 (54,553)
								----------------	----------------	-----------------

FINANCING ACTIVITIES

      Discontinued operations                                                 -                   6,304                    6,304

      Proceeds from related party loans                                  36,368                                           53,427
								----------------	----------------	-----------------

         Net cash provided by financing                                  36,368                   6,304                   59,731
								----------------	----------------	-----------------
         activities

      NETINCREASE (DECREASE) IN CASH                                        118                    (573) 	             118

      CASH AT BEGINNING OF PERIOD					      -                     573                        -
								----------------	----------------	-----------------                                                  -

      CASH AT END OF PERIOD                     		$           118		$            -                       118
								================	================	=================

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION

   CASH PAID FOR:

      Interest                                   		$             -		$            -          $            625
								================	================	=================

      Income Taxes                                   		$             -		$            -          $              -
								================	================	=================


The accompanying notes are an integral part of these financial statements.




                      TRIANGLE ALTERNATIVE NETWORK, INC.
                         (A Development Stage Company)
                         Notes to Financial Statements
                    December 31, 2009 and December 31, 2008

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Nature of Business
       Triangle Alternative Network, Inc. (TAN, Inc.) was incorporated in the State of Delaware on April 1, 2008. TAN, Inc. was a holding company for and operated through its wholly owned subsidiary Triangle Alternative Networks LLC, (TAN, LLC) a limited liability company organized in the State of Florida on May 23, 2007. TAN LLC was organized to engage in the business of producing and broadcasting television programming which focuses on the GLBT (Gay-Bi-Sexual-Transgender) community. During 2008, the Company disposed of TAN LLC and recorded its operations as discontinued. The Company has not realized significant revenues as of December 31, 2009 and is classified as a development stage enterprise in accordance with ASC Topic 915.

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

       Basic (Loss) per Share
       Basic (loss) per share is calculated by dividing the Company's net loss applicable to the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated by dividing the Company's net income available to shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares outstanding adjusted for any potentially dilutive debt or equity. There are no such shares outstanding as of December 31, 2009 and December 31, 2008.

                   		For the Year ENDED	For the Year ENDED
                   		December 31, 2009      	December 31, 2008
		   		----------------	-------------------
	Loss (numerator)   	$     (37,487)  	$      (29,370)
	Units (denominator)	    3,208,250          	     2,983,250
	Per share amount   	$       (0.01)		$        (0.01)


       Dividends
       The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

       Advertising Costs
       The Company's policy regarding advertising is to expense advertising when incurred. The Company incurred $-0- and $-0- of advertising expense during the periods ended December 31, 2009 and December 31, 2008, respectively.

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Cash and Cash Equivalents
       For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

       Income Taxes
       The Company provides for income taxes under ASC Topic 740, Accounting for Income Taxes. ASC Topic 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse. The Company has elected to be taxed as a corporation for Federal and State income taxes.

       ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

       The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 35% to the net loss before provision for income taxes for the following reasons:


       Net deferred tax assets consist of the following components as of:

				    December 31, 2009	    December 31, 2008
				    -----------------	    -----------------

	NOL carryover         	            152,000                  115,000
	Deferred tax asset	    $        53,417	    $         40,250
	Valuation allowance   	            (53,417)                 (40,250)
	Net deferred tax asset	    $             -	    $              -

       At December 31, 2009, the Company had deferred tax assets before offsetting valuation allowance calculated at an expected rate of 35% of approximately $53,417. At December 31, 2008, the Company had deferred tax assets before offsetting valuation allowance calculated at an expected rate of 35% of approximately $40,250

       As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the its deferred tax assets, a valuation allowance equal to the deferred tax assets was recorded at the Company's year-end financial reporting dates.

       At December 31, 2009 and 2008, the Company has net operating loss carry forwards of approximately $152,000 and $115,000, respectively, which will expire through the year 2029. The change in valuation allowance from December 31, 2009 to December 31, 2008 is $13,167.
       This change is primarily due to the change in the Company's net operating loss carry forwards.

       The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced. Reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

       Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $53,417 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

       Impairment of Long-Lived Assets
       The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

       Stock-based compensation.
       As of December 31, 2009 and December 31, 2008, the Company has not issued any share-based payments to its employees.

       The Company adopted ASC Topic 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC Topic 718.

       Recent Accounting Pronouncements
       In June 2009, the FASB issued ASC Topic 810, "Amendments to FASB Interpretation No. 46(R)," ("SFAS 167"). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities,
       (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. ASC Topic 810 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt ASC Topic 810 in fiscal 2010. The Company does not expect that the adoption of ASC Topic 810 will have a material impact on the financial statements.

       In June 2009, the FASB issued ASC Topic 860, "Accounting for Transfers of Financial Assets. ASC Topic 860, eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity's continuing involvement in and exposure to the risks related to transferred financial assets. ASC Topic 860, is effective for fiscal years beginning after November 15, 2009. The Company will adopt ASC Topic 860, in fiscal 2010. The Company does not expect that the adoption of ASC Topic 860, will have a material impact on the financial statements.

       None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Recent Accounting Pronouncements (Continued)

       None of the above new pronouncements has current application to the Company, but may be applicable to the Company's future financial reporting.

2.     COMMON  STOCK

       On June 16, 2008, the Company completed a forward stock split of 5 shares for 1 increasing the total shares outstanding from 1,000,000 shares to 5,000,000 shares. During the year ended December 31, 2008, Mr. Grunberg resigned his position as a member of the Company's Board of Directors and he returned all of his common stock to the Company. Likewise Mr. Altfeld resigned as Interim CEO and Mr. Pancoast as COO and their common stock shares were returned to the Company. A total of 2,216,750 shares were returned to the Company and cancelled as a result of these resignations and the discontinuation of TAN LLC.

       In October, 2008, the Company issued 200,000 shares of common stock at $0.01 per share to a consultant for services performed.

       In December, 2009, the Company issued 225,000 shares of common stock at $0.01 per share to consultants for services performed.

3.     RELATED PARTY PAYABLES

       All current expenses of the Company including general and administrative expenses and interest expense have been paid for by a related party . These payments are recorded as related party payable. The related party payables are non-interest bearing, unsecured, and due upon demand. At December 31, 2009 and 2008, the Company owes $53,427 and 17,059 respectively for these payables.

4.     GOING CONCERN

       The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $152,619 as of December 31, 2009. The Company currently has limited liquidity, and has not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

5.     DISCONTINUED OPERATIONS

       During 2008, the Company discontinued the operations of its wholly owned subsidiary TAN LLC. The Company sold assets with a net book value of $54,661 to satisfy liabilities in the amount of $72,962. Discontinued operations was $4,844 as of December 31, 2008. The summarized financial statements of the discontinued operations are as follows at December 31, 2008:

	ASSETS
	------
	ASSETS HELD FOR SALE
	    Cash and cash equivalents   	$       441
	    Equipment, net               	     19,610
	    Film and production costs    	     34,500
	    Deposits                     	        110
        	  TOTAL ASSETS         		$    54,661
	LIABILITIES USED TO SATISFY ASSETS
	    Notes Payable                 	     12,979
	    Related party payables        	     59,983
        	  TOTAL LIABILITIES      	     72,962

6.     SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through April 5, 2010 and determined that there are no other items that require disclosure.

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

     This Annual Report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

ITEM 9B.  OTHER INFORMATION.

     None. Not applicable.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS.

IDENTITY OF DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth information regarding our executive officers and directors. Each of our executive officers has been elected by our board of directors and serves until his or her successor is duly elected and qualified:

NAME            	AGE 	POSITION
----------------	---	--------
Lyle J Mortensen 	70  	Chief Executive Officer, Director

Gerry Shirren   	51  	Chief Financial Officer, Director

Tiffany Kalahiki	36  	Secretary,  Director

 The principal occupations and business experience for at least the past five years of each director and executive officer is as follows.

LYLE J MORTENSEN- CHIEF EXECUTIVE OFFICER AND CHAIRMAN OF THE BOARD

Mr. Mortensen is the owner and operator of Lyle J. Mortensen CPA, a consulting and accounting firm in practice since 1978. After graduation from Arizona State University, he worked for Touche Ross & Company in their Los Angeles, Phoenix, and Salt Lake City offices, serving as Director of Tax Operations (Salt Lake City office) from 1975 until 1978, when he established his private practice. Recently he served as the Chief Financial Officer for Advanced Growing Systems, Inc. from the date of inception through the registration process with the SEC and transition from a private company to a publicly held company that trades on the NASDAQ over the counter (Pink Sheets). He remains as an active member of the Board of Directors.

His experience in accounting and consulting includes serving as the chief financial officer of an international investment banking firm; representing clients before the Internal Revenue Service, NASD, and other regulatory bodies; and preparing Securities and Exchange Commission documents. He has also functioned as the chief financial officer for several small companies, giving them financial and accounting structure and direction as needed.

GERRY SHIRREN- CHIEF FINANCIAL OFFICER AND DIRECTOR

Mr. Shirren is a Fellow of the Association of Certified Accountants FCCA and has been involved in the media industry for nearly 20 years. From 2006 to the present, Mr. Shirren has served as a financial consultant to U.S. companies involved in film, television, rights acquisitions and exploitation, bankruptcy turnarounds, corporate acquisition and financing. From June 2005 to March 2008, Mr. Shirren has served as Chief Executive Officer and joint managing Director of Digital Animation Media Limited, an Ireland-based company involved in the development production and exploitation of animation properties for film and television. From August 2005 to January 2008, Mr. Shirren has served as Chief Executive Officer and Director of Cambridge Animation Systems Limited, a United Kingdom based animation software tolls company with operations based in Ireland and the United Kingdom. From 1995 to June 2005, Mr. Shirren served as Chief Executive Officer and Joint Managing Director of TerraGlyph, which was initially the European Production center for the Chicago based TerraGlyph Interactive and subsequently became an independent film, television and interactive production studio. Mr. Shirren obtained his Business Diploma, with Honors, from the Athlone Institute of Technology in Ireland.

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

CORPORATE GOVERNANCE GUIDELINES

     Our Board has long believed that good corporate governance is important to ensure that we are managed for the long-term benefit of our stockholders. Our common stock is not currently quoted on any listed exchange. However, our Board believes that the corporate governance rules of NASDAQ and AMEX represent good governance standards and, accordingly, during the past year, our Board has continued to review our governance practices in light of the Sarbanes-Oxley Act of 2002, the new rules and regulations of the Securities and Exchange Commission and the new listing standards of NASDAQ and AMEX, and it has implemented certain of the foregoing rules and listing standards during this past fiscal year. TAN has also adopted a Code of Ethics for Senior Financial Officers that is applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Board is also considering adopting during this current fiscal year additional corporate governance guidelines to assist it in the exercise of its duties and responsibilities and to serve the best interests of TAN and its stockholders.

BOARD DETERMINATION OF INDEPENDENCE

     Under NASDAQ and AMEX rules, generally speaking, a director will only qualify as an "independent director" if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Lyle J Mortensen. Gerry Shirren and Tiffany Kalahiki do not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that, consequently, each of these directors is an "independent director" as defined under Rule 4200(a)(15) of the NASDAQ Marketplace Rules and similar AMEX rules.

     The standing committees of the Board are the Audit Committee and the Compensation Committee. The Board does not currently have a nominating committee and has not established any specific procedure for selecting candidates for director. Directors are currently nominated by a majority vote of the Board. There is also no established procedure for stockholder communications with members of the Board or the Board as a whole. However, stockholders may communicate with our Company at the number indicated, and such communications are either responded to immediately or are referred to the president or chief financial officer for a response. During fiscal 2009, each of the incumbent directors, during his period of service, attended at least 75% of the total number of meetings held by the Board.

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

On August 5, 2008, the United States Bankruptcy Court for the Central District of California entered an Order Confirming Second Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code of Valcom, Inc., of which Vince Vellardita, a former director and officer, was also Chief Executive Officer.

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

ITEM 11.       EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

EXECUTIVE OFFICERS AND DIRECTORS

     The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and
(ii) all other executive officers who earned in excess of $100,000 in the fiscal years ended December 31, 2009 and 2008 ("Named Executive Officers"):

									  NON-EQUITY
									  INCENTIVE
NAME AND                                           STOCK        OPTION    PLAN		DEFERRED        ALL OTHER
PRINCIPAL                   SALARY       BONUS     AWARDS       AWARDS    COMPENSATION  COMPENSATION    COMPENSATION   TOTAL
POSITION           YEAR	    ($)          ($)       ($)*         ($)*      ($)  		($)             ($)            ($)
-------------	   ----	    -------	 -----	    ------	------	  ------------  ------------	------------   -----
Lyle J Mortensen
Chief Exeuctive
Officer, and
Director


Gerry Shirren	   2008
Chief Financial	   2009
Officer, and
Director


Tiffany Kalahiki   2008
Secretary and      2009
Director


Vince Vellardita   2008	  $10,000	$2,000
   Former CEO,	   2009
   and Director


Phil Kizel         2008
Former CEO         2009


Rick Kizel         2008
Former CFO         2009


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

POTENTIAL CONFLICTS OF INTEREST

NONE.

COMPENSATION DISCUSSION AND ANALYSIS

EXECUTIVE COMPENSATION GUIDING PRINCIPLES

None of the officers have received compensation. Management is prepared to accept modest initial salaries to obtain financing for startup. Going forward, our general compensation philosophy is further guided by the following principles specific to our executives:

	* A strong link between pay and Company performance

 	* Executives aligned with stockholders and managing from the perspective of owners with a meaningful equity stake in TAN in the form of grants of stock options and restricted stock.

	* A competitive compensation package that will enable the Company to attract and motivate high-performing talent and that is strongly competitive with other companies in our industry.

	* A simple and cost-efficient program design

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

LIMITATION OF LIABILITY AND INDEMNIFICATION

  As permitted by the Delaware General Corporation Law, we have adopted provisions in our by-laws to be in effect that limits or eliminates the personal liability of our directors. Consequently, a director will not be personally liable to us or our stockholders for monetary damages or breach of fiduciary duty as a director, except for liability for:

	* any breach of the director's duty of loyalty to us or our stockholders;

	* any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

	* any unlawful payments related to dividends or unlawful stock repurchases, redemptions or other distributions; or

	* any transaction from which the director derived an improper personal benefit.

  These limitations of liability do not alter director liability under the federal securities laws and do not affect the availability of equitable remedies such as an injunction or rescission.

In addition, our by-laws provide that:

	* we will indemnify our directors, officers and, in the discretion of our board of directors, certain employees to the fullest extent permitted by the Delaware and Florida General Corporation Law; and

	* we will advance expenses, including attorneys' fees, to our directors and, in the discretion of our board of directors, to our officers and certain employees, in connection with legal proceedings, subject to limited exceptions.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTE14RS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth the beneficial ownership information of our common stock at December 31, 2009, for:

	* each person known to us to be the beneficial owner of more than 5% of our common stock;

 	* each named executive officer;

 	* each of our directors; and

 	* all of our executive officers and directors as a group.

 We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned. We have based our calculation of the percentage of beneficial ownership on 3,208,250 shares of common stock outstanding on December 31, 2009.

 In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 31, 2009. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. It should be noted that no shareholder of the Company currently holds any options or warrants exercisable within 60 days of December 31, 2009. Beneficial ownership representing less than 1% is denoted with an asterisk (.*)


NAME OF					SHARES BENEFICIALLY	PERCENTAGE
BENEFICIAL OWNER			OWNED              	OWNERSHIP(%)
----------------			-------------------	------------
Vince Vellardita			      225,000                7 %

ICAG, Inc.				    2,321,000          	  72.3 %

Sichenzia, Ross, Friedman,		      150,000          	   4.7 %
Florrence, LLP

Tiffany Kalahiki			          -0-                *
Gerry Shirren 				          -0-                *

Officers and Directors (4 persons)	      225,000                7 %

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
	  AND DIRECTOR INDEPENDENCE.

     At December 31, 2009, the Company is indebted to ICAG, Inc., a shareholder of the Company holding greater than 10% of the issued and outstanding stock, in the amount of $53,427.

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

ITEM 14.PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     During the fiscal year ended December 31, 2009, we incurred approximately $7,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2009.

     During the fiscal year ended December 31, 2008, we incurred approximately $4,500 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2008.

AUDIT-RELATED FEES

     The aggregate fees billed during the fiscal years ended December 31, 2009 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

TAX FEES

     The aggregate fees billed during the fiscal years ended December 31, 2009 and 2008 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0 and $0, respectively.

ALL OTHER FEES

The aggregate fees billed during the fiscal years ended December 31, 2009 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1 Articles of Incorporation (incorporated by reference to our Form S-1as filed with the Securities and Exchange Commission on July 17, 2008).

3.2 Bylaws (incorporated by reference to our Form S-1as filed with the Securities and Exchange Commission on July 17, 2008).

31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              TRIANGLE ALTERNATIVE NETWORK INC.




Dated:  April 15, 2010        /s/ Lyle J Mortensen
			      --------------------
                              By: Lyle J Mortensen
                              Its: Principal Executive Officer





Dated:  April 15, 2010        /s/ Gerry Shirren
			      --------------------
                              By: Gerry Shirren
                              Its:  Chief Financial Officer and Principal
		              Accounting Officer




In accordance In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.


SIGNATURE                          TITLE                         DATE
---------                          -----                         -----

By:  /s/ Lyle J Mortensen    Chief Executive Officer,       April 15, 2010
    --------------------     Chairman  of  the  Board
    Lyle J Mortensen

By:  /s/ Gerry Shirren      Chief Financial Officer/
     --------------------   Director                       April 15, 2010
     Gerry Shirren

By:  /s/ Tiffany Kalahiki    Secretary/Treasurer
     --------------------    Director                       April 15, 2010
     Tiffany Kalahiki