Form 10-Q
period 2010-03-31
Triangle Alternative Network Inc.
filed 2010-05-24
CIK 1436426

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                  (Mark One)



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________.

                      COMMISSION FILE NUMBER: 333-152376

                   TRIANGLE ALTERNATIVE NETWORK INCORPORATED

             (Exact name of registrant as specified in its charter)


            DELAWARE                         		26-2691611
-------------------------------         		-------------------
(State or other jurisdiction of          		(I.R.S. Employer
incorporation or organization)          		Identification No.)

      230 North Park Blvd Suite 104               	76051
              Grapevine, TX
----------------------------------------        	----------
(Address of principal executive offices)        	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 10, 2010, there were 3,208,250 shares of common stock, par value $0.005, issued and outstanding.

                   TRIANGLE ALTERNATIVE NETWORK INCORPORATED

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION						1

ITEM 1   Financial Statements						1
ITEM 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations.			7
ITEM 3   Quantitative and Qualitative Disclosures About Market Risk	5
ITEM 4T  Controls and Procedures					9


PART II - OTHER INFORMATION						10
ITEM 1   Legal Proceedings						10
ITEM 1A  Risk Factors							10
ITEM 2   Unregistered Sales of Equity Securities and Use of Proceeds	10
ITEM 3   Defaults Upon Senior Securities				10
ITEM 4   Submission of Matters to a Vote of Security Holders		10
ITEM 5   Other Information						10
ITEM 6   Exhibits							10

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

ITEM 1 FINANCIAL STATEMENTS



                           TRIANGLE ALTERNATIVE NETWORK, INC.
                             (A Development Stage Company)
                                     Balance Sheets

                                         ASSETS

                                                    	March 31,       December 31,
                                                    	2010            2009
                                                     	(unaudited)     (Audited)
							-----------	------------
CURRENT ASSETS
    Cash and cash equivalents                           $     812      	$    118
							-----------	----------

                   Total current assets                       812            118
							-----------	----------

                   TOTAL ASSETS                        	$     812      	$    118
							===========	==========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

    Accounts payable and accrued expenses               $   19,339     	$  20,060
    Related party payable                                   61,427         53,427
							-----------	----------

                   Total current liabilities                80,766         73,487
							-----------	----------


                   TOTAL LIABILITIES                        80,766         73,487
							-----------	----------

STOCKHOLDERS' DEFICIT
    Common stock; 50,000,000 shares authorized
     at par value of $0.005, 3,208,250 and 3,208,250
    shares issued and outstanding, respecitvely             16,041         16,041
    Additional paid-in capital                              63,209         63,209
    Accumulated deficit from development stage            (159,204)      (152,619)
							-----------	----------

                   Total stockholders' deficit             (79,954)       (73,369)
							-----------	----------

                   TOTAL LIABILITIES AND STOCKHOLDERS'
                    DEFICIT                            $      812     	$     118

							===========	==========

       The accompanying notes are an integral part of these financial statements.





                          TRIANGLE ALTERNATIVE NETWORK, INC.

                             (A Development Stage Company)
                               Statements of Operations
                                      (Unaudited)



									From Inception

                              		For  the  Three  Months         (May 23, 2007)
                              		   Ended  March  31,            through
                          		2010	  	  2009         	March 31, 2010
					------------------------	---------------

REVENUES           			$      -       	$     -     	$        -

OPERATING EXPENSES

   General and administrative		   6,585	   4,304            78,286
					---------	--------	-----------

      Total operating expenses     	   6,585           4,304            78,286
					---------	--------	-----------

LOSS FROM OPERATIONS                	  (6,585)         (4,304)          (78,286)
					---------	--------	-----------


LOSS FROM CONTINUING OPERATIONS        	  (6,585)         (4,304)          (78,286)

DISCONTINUED OPERATIONS                        -               -           (80,918)
					---------	--------	-----------

NET LOSS                         	$ (6,585)    	$ (4,304)    	$ (159,204)
					=========	=========	===========

BASIC INCOME (LOSS) PER COMMON SHARE
   CONTINUING OPERATIONS        	$      -   	$     -
					=========	=========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING         	3,208,250      	2,975,750
					=========	=========


       The accompanying notes are an integral part of these financial statements




                                  TRIANGLE ALTERNATIVE NETWORK, INC.
                                    (A Development Stage Company)
                           Consolidated Statements of Stockholders' Deficit


                                                                 			Deficit
                                                                 			Accumulated
                                                       			Additional 	During the   	Total
					Common Stock             	Paid-In    	Development  	Stockholders'
					Shares		Amount      	Capital    	Stage        	Deficit
					-------------------------	----------	------------	-------------

Balance, May 23, 2007                	        -     	$    -     	$    -    	$      -     	$      -

Common stock issued for services
 at $0.075 per share             	 5,000,000     	  25,000     	  50,000 	       -     	   75,000

Net loss for the year ended
 December 31, 2007                   	        -     	       -              -      	  (85,762)        (85,762)
					-----------	---------	---------	----------	----------

Balance, December 31, 2007       	 5,000,000     	  25,000     	  50,000   	  (85,762)        (10,762)

Common stock cancelled          	(2,216,750)	 (11,084)    	  11,084       	       -               -

Common stock issued for services
 at $0.01 per share               	   200,000  	   1,000      	   1,000               -            2,000

Net loss for the year ended
 December 31, 2008                   	        -              -               -      	  (29,370)     	  (29,370)
					-----------	---------	---------	----------	----------

Balance, December 31, 2008       	 2,983,250     	  14,916     	  62,084   	 (115,132)    	  (38,132)

Common stock issued for services
 at $0.01 per share               	   225,000         1,125      	   1,125                            2,250

Net loss for the year
 ended December 31, 2009                                           	 		  (37,487)     	  (37,487)
					-----------	---------	---------	----------	----------

Balance, December 31, 2009       	 3,208,250     	  16,041     	  63,209   	 (152,619)    	  (73,369)

Net loss for the three months
 ended March 31, 2010                                               			   (6,585)         (6,585)
					-----------	---------	---------	----------	----------

Balance, March 31, 2010          	 3,208,250  	$ 16,041  	$ 63,209 	$(159,204) 	$ (79,954)
					===========	========	========	==========	==========


              The accompanying notes are an integral part of these financial statements.




                                         TRIANGLE ALTERNATIVE NETWORK, INC.
                                            (A Development Stage Company)
                                              Statements of Cash Flows
                                                     (Unaudited)


											From Inception

                              				For  the  Three  Months         0n May 23, 2007
       	                       				   Ended  March  31,           	through
                          				2010	  	  2009         	March 31, 2010
							------------------------	---------------
OPERATING ACTIVITIES

    Net income (loss)                        		$  (6,585) 	$ (4,304)  	$ (159,204)

    Adjustments to reconcile net income (loss) to net
    Cash Used by operating activities:
         Discontinued operations                      	      -                   	    48,249

         Common stock issued for services         				            79,250
    Changes in operating assets and liabilities:
         Change in accounts payable       		   (721)    	 (17,042)     	    19,339
							--------	---------	-----------

                Net cash used in operating activities	 (7,306)   	 (21,346)    	   (12,366)
							--------	---------	-----------

INVESTING ACTIVITIES

         Discontinued operations       			      -                -           (54,553)
							--------	---------	-----------

                Net cash used in investing activities	      -                -           (54,553)
							--------	---------	-----------

FINANCING ACTIVITIES

         Discontinued operations			      -                -             6,304
         Proceeds from related party payable		  8,000     	  22,000      	    61,427
							--------	---------	-----------
                Net cash provided by financing
		activities				  8,000     	  22,000      	    67,731
							--------	---------	-----------

         NETINCREASE IN CASH  				    694              654               812

         CASH AT BEGINNING OF PERIOD 			    118                -                 -
							--------	---------	-----------

         CASH AT END OF PERIOD 				$   812   	$    654    	$      812
							========	=========	===========


SUPPLEMENTAL DISCLOSURES OF
    CASH FLOW INFORMATION

    CASH PAID FOR:

         Interest					$     -    	$    -     	$     625
							========	=========	===========
         Income Taxes					$     -    	$    -     	$       -
							========	=========	===========


                     The accompanying notes are an integral part of these financial statements.



NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the most recent filing of the Form 10-K which included the financial statements and notes thereto as of December 31, 2009. The operating results for the three month period ended March 31, 2010 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2010.


NOTE 2 - GOING CONCERN

The Company's financial statements are prepared in conformity with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations. The Company has accumulated deficit of ($159,204) and working capital deficiency of ($79,954) as of March 31, 2010.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenue. Management's plans include investing in and developing all types of businesses related to the entertainment industry.

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


Development -Stage Company

The accompanying financial statements have been prepared in accordance with the FASB ASC Topic 915 "Accounting and Reporting by Development-Stage Enterprises". A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue there from. Development-stage companies report cumulative costs from the enterprise's inception.


Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-01, "Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)". This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics-Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation - Stock
Compensation (Topic 718). This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements. This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics. This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within
Topic 815. The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments. The amendments to the guidance on accounting for income taxes in reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required. The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption. The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

The company evaluated all of the other recent accounting pronouncements through ASU 2010-19 and deemed that they were immaterial.


NOTE 4 - RELATED PARTY TRANSACTIONS

As of March 31, 2010 and December 31, 2009, a major shareholder of the Company advanced $61,427 and $53,427, respectively, for the administration and other costs of operations on an unsecured basis.

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

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2009

                  REVENUES, EXPENSES AND LOSS FROM OPERATIONS

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the three months ended March 31, 2010 and for the three months ended March 31, 2009 are as follows:

							Three Months		Three Months
							Ended March		Ended March
							  31, 2010		  31,2009
							-----------             -----------

Revenue							$         -		$        -
Selling, general and administrative                           6,585		     4,304
Discontinued operations                                          -			 -
Net Loss						$    (6,585)		$   (4,304)
                                                         ===========            ===========

Revenues for the three months ended March 31, 2010 were $0, compared to $0 for the three months ended March 31, 2009. The Company discontinued its operations during 2008.

For the three months ended March 31, 2010, operating expenses totaled $6,585 as compared to $4,304 for the three months ended March 31, 2009. The increase was due to professional fees incurred in connection with the Company's public filings.

The profit from discontinued operations was $0 for the three months ended March 31, 2010 as compared to $0 for the three months ended March 31, 2009.
The Company discontinued its prior operations in 2008 and is seeking new business opportunities.

Our net loss was $6,585 for the three months ended March 31, 2010, compared to a net loss of $4,304 for the three months ended March 31, 2009. The increase was primarily due to legal and other professional costs incurred in connection with the Company's public filings.

LIQUIDITY AND CAPITAL RESOURCES

CASH REQUIREMENTS

At March 31, 2010, we had cash on hand of $812 compared to $118 at December 31, 2009. The cash on hand is not sufficient for the next twelve months. We anticipate that our cash requirements will increase substantially as a result of the fact that we are now a public, reporting compsany and as we begin to develop our business plan. We anticipate that we will require approximately $24,000 to meet our minimal operating requirements for the next twelve months. We have not established our revenues and have not established any other source for the required operating funds.

SOURCES AND USES OF CASH

OPERATIONS

For the three months ended March 31, 2010, we used cash in our operation of $7,306 compared to $21,346 for the three months ended March 31, 2009. The current period change was primarily the result of the loss from operations of $6,585 and a decrease in accounts payable of $721

INVESTMENTS

We used $0 of cash provided for investments for the three months ended March 31, 2010 compared to $0 for the three months ended March 31, 2009.

FINANCING

We had net cash flows of $8,000 from financing  activities for the three months
ended  March  31,  2010  compared  to  $22,000   for   the  three  months ended
March 31, 2009. The cash came from related party advances.

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

Our critical accounting policies, including the assumptions and judgements underlying them, are disclosed in our Calendar Year 2009 Form 10-K in Note 1-Summary of Significant Accounting Policies included in our Financial Statements. There were no significant changes to our critical accounting policies during the three months ended March 31, 2010. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. The result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources.
 Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) ASC Topic 405 or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of March 31, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

CHANGES IN INTERNAL CONTROLS

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

                          PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 1A RISK FACTORS

There have been no changes to our risk factors as described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2010.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered, or any other, sales of equity securities by us during the three-month period ended March 31, 2010.

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

                   TRIANGLE ALTERNATIVE NETWORK INCORPORATED


Dated: May 21, 2010             /s/ Lyle J Mortensen
                                --------------------
                                By: Lyle J Mortensen
                                Chief Executive Officer