Form 10-Q
period 2010-06-30
Triangle Alternative Network Inc.
filed 2010-08-06
CIK 1436426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

 For the transition period from _______________ to _______________.

COMMISSION FILE NUMBER: 333-152376

TRIANGLE ALTERNATIVE NETWORK INCORPORATED

 (Exact name of registrant as specified in its charter)

DELAWARE	26-2691611
-------------------------------	-------------------
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	incorporation or organization)

230 North Park Blvd Suite 104	76051
Grapevine, TX
----------------------------------------	----------
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 15, 2010, there were 3,208,250 shares of common stock, par value $0.005, issued and outstanding.

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

ITEM 1 FINANCIAL STATEMENTS

TRIANGLE ALTERNATIVE NETWORK, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	June 30,	December 31,
	2010	2009
	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$1,062	$118

Total current assets	1,062	118

TOTAL ASSETS	$1,062	$118

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$20,285	$20,060
Related party payable	66,427	53,427

Total current liabilities	86,712	73,487

TOTAL LIABILITIES	86,712	73,487

STOCKHOLDERS' DEFICIT
Common stock; 50,000,000 shares authorized
at par value of $0.005, 3,208,250 and 3,208,250
shares issued and outstanding	16,041	16,041
Additional paid-in capital	63,209	63,209
Accumulated deficit during development stage	(164,900)	(152,619)

Total stockholders' deficit	(85,650)	(73,369)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$1,062	$118

The accompanying notes are an integral part of these financial statements.

TRIANGLE ALTERNATIVE NETWORK, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					(May 23,
	For the Three Months Ended		For the Six Months Ended		2007) Through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	5,696	23,689	12,281	27,993	83,982

Total Operating Expenses	5,696	23,689	12,281	27,993	83,982

LOSS FROM CONTINUING OPERATIONS	(5,696)	(23,689)	(12,281)	(27,993)	(83,982)

DISCONTINUED OPERATIONS	-	-	-	-	(80,918)

NET LOSS	$(5,696)	$(23,689)	$(12,281)	$(27,993)	$(164,900)

BASIC LOSS PER COMMON SHARE
CONTINUING OPERATIONS	$(0.00)	$(0.01)	$(0.00)	$(0.01)
DISCONTINUED OPERATIONS	$(0.00)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	3,208,250	2,975,750	3,208,250	2,975,750

The accompanying notes are an integral part of these financial statements

TRIANGLE ALTERNATIVE NETWORK, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit
From Inception ( May 23, 2007) Through June 30, 2010

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, May 23, 2007	-	$-	$-	$-	$-

Common stock issued for services
at $0.075 per share	5,000,000	25,000	50,000	-	75,000

Net loss for the year ended
December 31, 2007	-	-	-	(85,762)	(85,762)

Balance, December 31, 2007	5,000,000	25,000	50,000	(85,762)	(10,762)

Common stock cancelled	(2,216,750)	(11,084)	11,084	-	-

Common stock issued for services
at $0.01 per share	200,000	1,000	1,000	-	2,000

Net loss for the year ended
December 31, 2008	-	-	-	(29,370)	(29,370)

Balance, December 31, 2008	2,983,250	14,916	62,084	(115,132)	(38,132)

Common stock issued for services
at $0.01 per share	225,000	1,125	1,125		2,250

Net loss for theyear
ended December 31, 2009				(37,487)	(37,487)

Balance, December 31, 2009	3,208,250	16,041	63,209	(152,619)	(73,369)

Net loss for the six months
ended June 30, 2010				(12,281)	(12,281)

Balance, June 30, 2010 (unaudited)	3,208,250	$16,041	$63,209	$(164,900)	$(85,650)

The accompanying notes are an integral part of these financial statements.

TRIANGLE ALTERNATIVE NETWORK, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			( May 23,
	For the Six Months Ended		2007 ) Through
	June 30,		June 30,
	2010	2009	2010

OPERATING ACTIVITIES

Net loss	$(12,281)	$(27,993)	$(164,900)
Adjustments to Reconcile Net Income (Loss) to Net
Cash Used by operating activities:
Discontinued operations	-		48,249
Common stock issued for services			79,250
Changes in operating assets and liabilities:
Changes in accounts payable	225	(3,010)	20,285

Net cash used in operating activities	(12,056)	(31,003)	(17,116)

INVESTING ACTIVITIES

Discontinued operations	-	-	(54,553)

Net cash used in investing activities	-	-	(54,553)

FINANCING ACTIVITIES

Discontinued operations	-	-	6,304
Proceeds from related party loans	13,000	34,368	66,427

Net cash provided by financing activities	13,000	34,368	72,731

NET INCREASE IN CASH	944	3,366	1,062

CASH AT BEGINNING OF PERIOD	118	-	-

CASH AT END OF PERIOD	$1,062	$3,366	$1,062

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$625
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the most recent filing of the Form 10-K which included the financial statements and notes thereto as of December 31, 2009. The operating results for the three and six month period ended June 30, 2010 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2010.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared in conformity with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations. The Company has accumulated deficit of ($164,900) and working capital deficiency of ($85,650) as of June 30, 2010.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenue.  Management’s plans include investing in and developing all types of businesses related to the entertainment industry.

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

In February 2010,  the  FASB  (Financial  Accounting  Standards  Board)  issued Accounting  Standards  Update  2010-08  (ASU 2010-08), Technical Corrections to
Various  Topics.   This  amendment  eliminated   inconsistencies  and  outdated provisions  and provided the needed clarifications  to  various  topics  within Topic 815.  The  amendments  are  effective  for  the  first  reporting  period (including interim periods) beginning after issuance (February 2, 2010), except for  certain  amendments.   The  amendments  to  the guidance on accounting for income  taxes  in  reorganization  (Subtopic  852-740)  should  be  applied  to reorganizations for which the date of the reorganization  is  on  or  after the beginning  of  the first annual reporting period beginning on or after December 15, 2008.  For those  reorganizations reflected in interim financial statements issued  before the amendments  in  this  Update  are  effective,  retrospective application  is  required.   The clarifications of the guidance on the embedded derivatives  and  hedging  (Subtopic  815-15)  are  effective  for  fiscal  years beginning  after December 15,  2009, and should be applied to existing contracts (hybrid instruments) containing  embedded  derivative  features  at the date of adoption.  The Company does not expect the provisions of ASU 2010-08  to have a material effect on the financial position, results of operations or cash  flows of the Company.

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

The company evaluated all of the other recent accounting pronouncements through ASU 2010-19 and deemed that they did not have a material impact on our financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of June 30, 2010 and December 31, 2009, a major shareholder of the Company advanced $66,427 and $53,427 for the administration and other costs of operations on an unsecured basis; bearing no interest and due on demand.

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

Although the forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward- looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

OVERVIEW

Triangle Alternative Network Incorporated (“TAN, Inc.”) is a development stage company that was incorporated in the state of Delaware on April 1, 2008 and is the holding company for Triangle Alternative Network, LLC, which was incorporated in the State of Florida on May 23, 2007 (“TAN, LLC” and, together with TAN, Inc., "TAN", the "Company", "we", "us" or "our").  We are a start-up company that was originally organized to develop a television network to provide programming to the Gay, Lesbian, Bi-Sexual and Trans-gender (“GLBT”) Community.

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

SIX MONTHS ENDED JUNE 30, 2010 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2009

REVENUES, EXPENSES AND LOSS FROM OPERATIONS

Our revenues, selling, general and administrative expenses, depreciation, amortization, total costs and expenses, and net loss for the six months ended June 30, 2010 and for the six months ended June 30, 2009 are as follows:

	Six Months	Six Months
	Ended June	Ended June
	30, 2010	30,2009

Revenue	$-	$-
Selling, general and administrative	12,281	27,993

	$(12,281)	$(27,993)

Revenues for the six months ended June 30, 2010 were $0, compared to $0 for the six months ended June 30, 2009. The Company discontinued its operations during 2008.

For the six months ended June 30, 2010, operating expenses totaled $12,281 as compared to $27,993 for the six months ended June 30, 2009. The decrease was primarily due to inactivity within the company.

Our net loss was $12,281 for the six months ended June 30, 2010, compared to a net loss of $27,993 for the six months ended June 30, 2009. The decrease was primarily due to inactivity within the company.

Liquidity and Capital Resources

Cash Requirements

At June 30, 2010, we had cash on hand of $1,062 compared to $118 at December 31, 2009. The cash on hand is not sufficient for the next twelve months. We anticipate that our cash requirements will increase substantially as a result of the fact that we are now a public, reporting company and as we begin to develop our business plan. We anticipate that we will require approximately $24,000 to meet our minimal operating requirements for the next twelve months. We have not established our revenues and have not established any other source for the required operating funds.

Sources and Uses of Cash

Operations

For the six months ended June 30, 2010, we used cash in our operation of $12,056 compared to $31,003 for the six months ended June 30, 2009. The current period change was primarily the result of the loss from operations of $12,281 and a increase in accounts payable of $225.

Investments

We used $ 0 of cash provided for investments for the six months ended June 30, 2010 compared to $ 0 for the six months ended June 30, 2009.

Financing

We had net cash flows of $13,000 from financing activities for the six months ended June 30, 2010 compared to $ 34,368 for the six months ended June 30, 2009. The cash came from related party advances.

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

Our critical accounting policies, including the assumptions and judgements underlying them, are disclosed in our Calendar Year 2009 Form 10-K in Note 1- Summary of Significant Accounting Policies included in our Financial Statements.  There were no significant changes to our critical accounting policies during the six months ended June 30, 2010. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  The result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six months ended June 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB)) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

CHANGES IN INTERNAL CONTROLS

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six-month period ended June 30, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the six months ended  June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 1A RISK FACTORS

There have been no changes to our risk factors as described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2010.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered, or any other, sales of equity securities by us during the six-month period ended June 30, 2010.

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

Dated:,2010 /s/ Lyle J Mortensen -------------------- By: Lyle J Mortensen Chief Executive Officer