Form 10-Q
period 2010-09-30
Triangle Alternative Network Inc.
filed 2010-11-15
CIK 1436426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of  October 25, 2010, there were 3,208,250 shares of common stock, par value $0.005, issued and outstanding.

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

ITEM 1A Risk Factors

ITEM 2  Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3  Defaults Upon Senior Securities

ITEM 4  Submission of Matters to a Vote of Security Holders

ITEM 5  Other Information

ITEM 6  Exhibits

PART I - FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward-looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 FINANCIAL STATEMENTS

TRIANGLE ALTERNATIVE NETWORK, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	September 30,	December 31,
	2010	2010

ASSETS	(unaudited)	(unaudited)
Cash and cash equivalents	$2,042	$118

Total current assets	2,042	118

TOTAL ASSETS	$2,042	$118

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accounts payable and accrued expenses	$20,567	$20,060
Related party payable	69,927	53,427

Total current liabilities	90,494	73,487

TOTAL LIABILITIES	90,494	73,487

STOCKHOLDERS' DEFICIT
Common stock; 50,000,000 shares authorized
at par value of $0.005, 3,208,250 and 3,208,250
shares issued and outstanding	16,041	16,041
Additional paid-in capital	63,209	63,209
Accumulated deficit during development stage	(167,702	(152,619)

Total stockholders' deficit	(88,452	(73,369)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$2,042	$118

The accompanying notes are an integral part of these financial statements.

TRIANGLE ALTERNATIVE NETWORK, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					(May 23,
	For the Three Months Ended		For the Nine Months Ended		2007) Through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	2,802	3,774	15,083	31,767	167,702

Total operating expenses	2,802	3,774	15,083	31,767	167,702

LOSS FROM CONTINUING OPERATIONS	(2,802)	(3,774)	(15,083)	(31,767)	(167,702)

NET LOSS	$(2,802)	$(3,774)	$(15,083)	$(31,767)	$(167,702)

BASIC LOSS PER COMMON SHARE
CONTINUING OPERATIONS	$(0.00)	$(0.00)	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	3,208,250	2,975,750	3,208,250	2,975,750

The accompanying notes are an integral part of these financial statements

TRIANGLE ALTERNATIVE NETWORK, INC.
(A Development Stage Company)
Statements of Stockholders' Deficit
From Inception ( May 23, 2007) Through September 30, 2010

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, May 23, 2007	-	$-	$-	$-	$-

Common stock issued for services
at $0.075 per share	5,000,000	25,000	50,000	-	75,000

Net loss for the year ended
December 31, 2007	-	-	-	(85,762)	(85,762)

Balance, December 31, 2007	5,000,000	25,000	50,000	(85,762)	(10,762)

Common stock cancelled	(2,216,750)	(11,084)	11,084	-	-

Common stock issued for services
at $0.01 per share	200,000	1,000	1,000	-	2,000

Net loss for the year ended
December 31, 2008	-	-	-	(29,370)	(29,370)

Balance, December 31, 2008	2,983,250	14,916	62,084	(115,132)	(38,132)

Common stock issued for services
at $0.01 per share	225,000	1,125	1,125		2,250

Net loss for theyear
ended December 31, 2009				(37,487)	(37,487)

Balance, December 31, 2009	3,208,250	16,041	63,209	(152,619)	(73,369)

Net loss for the nine months
ended September 30, 2010				(15,083)	(15,083)

Balance, September 30, 2010 (unaudited)	3,208,250	$16,041	$63,209	$(167,702)	$(88,452)

The accompanying notes are an integral part of these financial statements.

TRIANGLE ALTERNATIVE NETWORK, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			( May 23,
	For the Nine Months Ended		2007 ) Through
	September 30,		September 30,
	2010	2009	2010

OPERATING ACTIVITIES

Net Loss	$(15,083)	$(31,767)	$(167,702)
Adjustments to Reconcile Net Income (Loss) to Net
Cash Used by operating activities:
Change in liabilities upon disposition of operating assets			48,249
Common stock issued for services			79,250
Changes in operating assets and liabilities:
Changes in accounts payable	507	(1,417)	20,567

Net cash used in operating activities	(14,576)	(33,184)	(19,636)

INVESTING ACTIVITIES

Firm, production costs and equipment			(54,553)

Net cash used in investing activities	-	-	(54,553)

FINANCING ACTIVITIES

Proceeds from loans			6,304
Proceeds from related party loans	16,500	34,368	69,927

Net cash provided by financing activities	16,500	34,368	76,231

NETINCREASE IN CASH	1,924	1,184	2,042

CASH AT BEGINNING OF PERIOD	118	-	-

CASH AT END OF PERIOD	$2,042	$1,184	$2,042

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$625
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

TRIANGLE ALTERNATIVE NETWORK, INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2010 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the most recent filing of the Form 10-K which included the financial statements and notes thereto as of December 31, 2009. The operating results for the three and nine month period ended September 30, 2010 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2010.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared in conformity with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations. The Company has accumulated deficit of ($167,702) and working capital deficiency of ($88,452) as of September 30, 2010.

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

Recent Accounting Pronouncements

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This

Recent Accounting Pronouncements (continued)

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

The Company evaluated all of the other recent accounting pronouncements through ASU 2010-20 and deemed that they did not have a material impact on our financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of September 30, 2010 and December 31, 2009, a major shareholder of the Company advanced $69,927 and $53,427 for the administration and other costs of operations on an unsecured basis; bearing no interest and due on demand.

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

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009

REVENUES, EXPENSES AND LOSS FROM OPERATIONS

Our revenues, selling, general and administrative expenses and net loss for the three and nine months ended September 30, 2010 and September 30, 2009 are as follows:

	Three Months	Nine Months	Three Months	Nine Months
	Ended September	Ended September	Ended September	Ended September
	30, 2010	30,2009	30, 2010	30,2009

Revenue	$-	$-	$-	$-
Selling, general and administrative	2,082	3,774	15,083	31,767

Net Loss	$(2,082)	$(3,774)	$(15,083)	$(31,767)

Revenues for the nine months ended September 30, 2010 were $0, compared to $0 for the nine months ended September 30, 2009.

For the three and nine months ended September 30, 2010, operating expenses totaled $2,802 and $15,083 as compared to $3,774 and $31,767 for the three and nine months ended September 30, 2009. The decrease was primarily due to inactivity within the company.

Liquidity and Capital Resources

Cash Requirements

At September 30, 2010, we had cash on hand of $2,042 compared to $118 at December 31, 2009. The cash on hand is not sufficient for the next twelve months. We anticipate that our cash requirements will increase substantially as a result of the fact that we are now a public, reporting company and are beginning to develop our business plan. We anticipate that we will require approximately $24,000 to meet our minimal operating requirements for the next twelve months. We have not established our revenues and have not established any other source for the required operating funds.

Sources and Uses of Cash

Operations

For the nine months ended September 30, 2010, we used cash in our operation of $14,576 compared to $33,184 for the nine months ended September 30, 2009. These changes were primarily the result of the loss from operations of $15,083 made of professional and accounting fees paid to maintain corporate requirements, and an increase in accounts payable of $507 for the nine months ended September 30, 2010; compared to a loss of $31,767 with a decrease in accounts payable of $1,417 for the nine months ended September 30, 2009.

Financing

We had net cash flows of $16,500 from financing activities for the nine months ended September 30, 2010 compared to $ 34,368 for the nine months ended September 30, 2009. The cash came from related party advances.

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

Our critical accounting policies, including the assumptions and judgements underlying them, are disclosed in our Calendar Year 2009 Form 10-K in Note 1- Summary of Significant Accounting Policies included in our Financial Statements.  There were no significant changes to our critical accounting policies during the nine months ended September 30, 2010. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  The result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended September 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB)) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2010, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

CHANGES IN INTERNAL CONTROLS

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine-month period ended September 30, 2010. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended  September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 1A RISK FACTORS

There have been no changes to our risk factors as described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2010.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered, or any other, sales of equity securities by us during the nine-month period ended September 30, 2010.

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

Triangle Alternative Network Incorporated

Dated: November 15,2010 /s/ Lyle J Mortensen -------------------- By: Lyle J Mortensen Chief Executive Officer