Form 10-K
period 2010-12-31
GLOBAL SMART ENERGY, INC.
filed 2011-03-31
CIK 1436426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________

FORM 10-K
___________

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File Number: 333-152376
___________________________________

GLOBAL SMART ENERGY, INC.
( FORMERLY TRIANGLE ALTERNATIVE NETWORK INCORPORATED)
(Exact name of Company as specified in its charter)

DELAWARE		26-2691611
(State or other Jurisdiction of		(IRS Employer
of Incorporation or Organization)		Identification No.)

230 North Park Blvd Suite 104 Grapevine, Texas		76051
(Address of principal executive offices)		(Zip Code)

(817) 416-2533
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:   Common Stock, $0.005 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes   ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes   ☐  No  ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   See definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer              ☐                                                                        Accelerated Filer  ☐

Non-Accelerated Filer                 ☐                                                    Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒No  ☐

Issuer’s revenues for its most recent fiscal year: None.

The aggregate market value of the voting and non-voting common equity on December 31, 2010 held by non-affiliates of the registrant is not applicable as the Company has not yet achieved trading status.

As of March 31, 2011, there were 3,208,250 shares of the registrant’s Common Stock outstanding.

Page

TRIANGLE ALTERNATIVE NETWORK INC.
Report on Form 10-K

PART I.
FORWARD LOOKING STATEMENTS

This annual report contains certain forward-looking statements and for this purpose any statements contained in this annual report that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the markets in which the Company may participate, competition within the Company’s chosen industry, technological advances and failure by us to successfully develop business relationships.

ITEM 1.                 DESCRIPTION OF BUSINESS.

(a)	Business Development

Global Smart Energy, Inc. (formerly Triangle Alternative Network Incorporated) (“GSEI.”) is a development stage company that was incorporated in the state of Delaware on April 1, 2008 and was the holding company for Triangle Alternative Network, LLC (“TAN, LLC” and, together with GSEI., "GSEI", the "Company", "we", "us" or "our").  We are a start-up company that was originally organized to develop a television network to provide programming to the Gay, Lesbian, Bi-Sexual and Trans-gender (“GLBT”) Community.

After attempting to develop programming, it was determined that the company did not want to develop this particular programming and had not entered into a definitive contract to sell the programming.   The film and production costs have been transferred to related parties in exchange for the debt owed to them for advances to the Company.

(b) Business of Issuer

 The Company, based on current proposed business activities, is a “blank check” company. The Securities and Exchange Commission (the “SEC”) defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

  The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. The Company has had  preliminary contact and discussions with the representative of one entity regarding a possible business combination. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

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

 It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

  In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting or obtain written consent to obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

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

The Company has an existing agreement for a business combination or other transaction.

Effective March 18, 2011 the Company has signed a Binding Letter of Intent (the “LOI”) with respect to the acquisition of a majority control of a private   operating company. No assurances can be given that we will successfully conclude a business combination with this private company unless they are able to comply with all of the terms of the LOI and the subsequent Purchase Agreement that is to be drafted consistent with the terms of the LOI.  This LOI is with a company that specializes in clean electric transportation systems and energy storage technologies and products. These technologies and products include Electric Vehicles, EV Propulsion Systems, Performance Vehicle Development, and Energy Storage with Power Grid Applications.

Lyle Mortensen, the current CEO of the Company, is also an officer, director and a shareholder in the entity with which the Company has signed the LOI.  Mr. Mortensen is less than a 10% shareholder in the company to be acquired.

ICAG, Inc, a majority shareholder of the Company, is also a majority shareholder of the target company.

We cannot guarantee that we will be able to negotiate the final terms of this business combination on a favorable basis and there is consequently a risk that any funds allocated to this acquisition will be lost.

Management intends to devote only a limited amount of time to completing the acquisition identified which may adversely impact our ability to identify other suitable acquisition candidates.

While seeking business combinations and assisting in the preparation of the documents for the acquisition under the terms of the LOI, management anticipates devoting no more than a few hours per week to the Company's affairs in total. Our officers have not entered into a written employment agreement with us.  However, it is anticipated that Mr. Mortensen and other officers of the target company will enter into written employment agreements if a successful merger or acquisition is completed.

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

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

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

Our shares of common stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for our common stock. Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business. Therefore, outstanding shares of our common stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act of 1933, as amended (“Securities Act”) and any other applicable federal or state securities laws or regulations. Shares of our common stock cannot be sold under the exemptions from registration provided by Rule 144 under or Section 4(1) of the Securities Act (“Rule 144”), unless they meet the requirements of Rule 144(i) of the Securities Act.

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

Our Certificate of Incorporation authorizes the issuance of a maximum of 50,000,000 shares of common stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

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

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our common stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or other securities exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

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

Lyle Mortensen, CEO and his consulting company Aritex Consultants, Inc., have been included in a legal proceeding that has requested the cancellation of certificates issued in another company when he was an officer and director of that company. The shares were issued pursuant to a plan of reorganization and it is the position of Mr. Mortensen that the claim of the petitioners is without merit. Even if the petitioners were to prevail it would have no direct monetary or indirect effect on the Company.  This lawsuit has recently been settled and resulted in no adverse consequences to Mr. Mortensen or his consulting company.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF THE SECURITY HOLDERS.

In the Annual Meeting of the Company, on January 10, 2011, the following items were submitted to the security holders for a vote, which all were approved by a majority of the shares entitled to vote:
1.	Lyle J. Mortensen, Gerry Shirren and Tiffany Kalahiki were elected as directors of the Company.
2.	The name of the Company was changed to Global Smart Energy, Inc., and;
3.	The Bylaws of the Company were amended to permit stockholders and directors to approve corporate actions through executing majority written consents in lieu of holding meetings.

PART II.

ITEM 5.                 MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is not actively trading as of December 31, 2010.

Holders of Our Common Stock

            As of March 31, 2011, we had 65 stockholders of record based on Company information and provided by our transfer agent.

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

Securities Authorized for Issuance Under Equity Compensation Plans

On March 8, 2011 the Board of the Directors authorized the issue of its common shares to the officers and directors that have been serving without compensation in the following amounts:

Lyle J. Mortensen, CEO and director	200,000 shares
Gerry Shirren, CFO and director	75,000 shares
Tiffany Kalahiki, past secretary and director	25,000 shares

 Issuer Purchases of Equity Securities

There were no stock repurchases during the year ended December 31, 2010.

Recent Sales of Unregistered Securities

During the year ended December 31, 2009 the Company issued 225,000 shares of common stock at $0.01 per share as consideration for services rendered.

On March 8, 2011 the Company approved a resolution to issue 300,000 shares of common stock at $0.045 per share as consideration for services rendered to the current and past officers and directors of the Corporation.

The Company also approved the issue of 1,676,160 shares at $0.045 per share for the cancellation of the unsecured advances owed by the Corporation to its majority shareholder in the amount of $75,427.15 effective March 17, 2011.

ITEM 6.                 SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.                 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A.           Management’s Plan of Operation

The following discussion of our financial condition, changes in financial condition and results of operations for the year ended December 31, 2010 should be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2010.

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities

RESULTS OF OPERATIONS

For the year ended December 31, 2010 compared to the period ended December 31, 2009

From our inception on May 23, 2007, (inception) to December 31, 2010, we have generated no revenue.  We earned no revenues during the twelve month period ended December 31, 2010 and no revenues for the period ended December 31, 2009

Operating expenses for the twelve months ended December 31, 2010 and 2009 totaled $19,212 and $37,487 resulting in a decrease of 49% percent from the comparable period of 2009.  This decrease resulted primarily from the fact that operations taking place prior to September 30, 2008 have been discontinued, and are classified in the financial statements as such.

We incurred a net loss of $19,212 during the twelve month period ended December 31, 2010 , resulting in a decrease in the loss of approximately 49% from the loss of $37,487 for the period ended December 31, 2009.  Basic net loss per share from continuing operations was $0.01 for the twelve month period ended December 31, 2010, compared to $0.01 for the comparable period of 2009.

Liquidity and Capital Resources

As of December 31, 2010, we had a negative working capital of $92,581 compared to a negative working capital of $73,369 at December 31, 2009. The change of $19,212 or 26% in working capital resulted primarily from our operating losses.

During the twelve months ended December 31, 2010 we experienced negative cash flow of $21,863 from operating activities. We recognized positive cash flow from financing activities, relating to proceeds from related party loans, in the amount of $22,000.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.                      FINANCIAL STATEMENTS.

GLOBAL SMART ENERGY, INC.
(Formerly Triangle Alternative Network, Inc.)
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2010 and 2009

Page

C O N T E N T S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Global Smart Energy, Inc.
( Formerly Triangle Alternative Networks Inc,)

We have audited the accompanying balance sheets of Global Smart Energy, Inc. formerly Triangle Alternative Network, Inc., (A Development Stage Company) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit, and cash flows for the years ended December 31, 2010 and 2009, and from inception (May 23, 2007) to December 31, 2010. Global Smart Energy, Inc. formerly Triangle Alternative Network, Inc. management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Smart Energy, Inc. formerly Triangle Alternative Networks, Inc. (A Development Stage Company) as of December 31, 2010, and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009 and from inception (May 23, 2007) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC
/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
March 21, 2011

GLOBAL SMART ENERGY, INC. (Formerly Triangle Alternative Network, Inc.)
(A Development Stage Company)
Balance Sheets
ASSETS

	December 31,	December 31,
	2010	2009
	(audited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$255	$118
Prepaid expenses	3,000	-

Total current assets	3,255	118

TOTAL ASSETS	$3,255	$118

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$20,409	$20,060
Related party payable	75,427	53,427

Total current liabilities	95,836	73,487

TOTAL LIABILITIES	95,836	73,487

STOCKHOLDERS' DEFICIT
Common stock; 50,000,000 shares authorized
at par value of $0.005, 3,208,250
shares issued and outstanding, respectively	16,041	16,041
Additional paid-in capital	63,209	63,209
Accumulated deficit from development stage	(171,831)	(152,619)

Total stockholders' deficit	(92,581)	(73,369)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$3,255	$118

The accompanying notes are an integral part of these financial statements.

GLOBAL SMART ENERGY, INC.
      (Formerly Triangle Alternative Network, Inc.)
(A Development Stage Company)
Statements of Operations
(Audited)

			From Inception
			(May 23,
	For the Year	For the Year	2007) through
	Ended	Ended	December 31,
	12/31/10	12/31/09	2010

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	19,212	37,487	90,913

Total operating expenses	19,212	37,487	90,913

LOSS FROM OPERATIONS	(19,212)	(37,487)	(90,913)

DISCONTINUED OPERATIONS		-	(80,918)

NET LOSS	$(19,212)	$(37,487)	$(171,831)

BASIC INCOME (LOSS) PER COMMON SHARE
CONTINUING OPERATIONS	$(0.01)	$(0.01)
DISCONTINUED OPERATIONS	$-	$0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	3,208,250	3,015,305

The accompanying notes are an integral part of these financial statements

GLOBAL SMART ENERGY, INC.
(Formerly TRIANGLE ALTERNATIVE NETWORK, INC.)
(A Development Stage Company)
Statement of Stockholders' Deficit
From Inception (May 23, 2007) to December 31, 2010 (Audited)

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, May 23, 2007	-	$-	$-	$-	$-

Common stock issued for services
at $0.075 per share	5,000,000	25,000	50,000	-	75,000

Net loss for the year ended
December 31, 2007	-	-	-	(85,762)	(85,762)

Balance, December 31, 2007	5,000,000	25,000	50,000	(85,762)	(10,762)

Common stock cancelled	(2,216,750)	(11,084)	11,084	-	-

Common stock issued for services
at $0.01 per share	200,000	1,000	1,000	-	2,000

Net loss for the year ended
December 31, 2008	-	-	-	(29,370)	(29,370)

Balance, December 31, 2008	2,983,250	14,916	62,084	(115,132)	(38,132)

Common stock issued for services
at $0.01 per share	225,000	1,125	1,125	-	2,250

Net loss for the Year
ended December 31, 2009	-	-	-	(37,487)	(37,487)
Balance, December 31, 2009	3,208,250	16,041	63,209	(152,619)	(73,369)
Net loss for the Year Ended December 31, 2010				(19,212)	(19,212)

Balance, December 31, 2010	3,208,250	$16,041	$63,209	$(171,831)	$(92,581)

The accompanying notes are an integral part of these financial statements.

GLOBAL SMART ENERGY, INC. (Formerly Triangle Alternative Network, INC.
(A Development Stage Company)
Statements of Cash Flows
(Audited)
			From Inception
			(May 23,
	For the Year	For the Year	2007) through
	Ended	Ended	December 31,
	December 31, 2010	December 31, 2009	2009

OPERATING ACTIVITIES

Net loss	$(19,212)	$(37,487)	$(171,831)
Adjustments to Reconcile Net Income (Loss) to Net
Cash used by operating activities:

Common stock issued for services	-	2,250	79,250
Changes in operating assets and liabilities:
Changes in accounts payable	349	(1,013)	20,409
Change in Current Assets	(3,000)		(3,000)

Net cash used by operating activities	(21,863)	(36,250)	(75,172)

INVESTING ACTIVITIES

Discontinued operations	-	-	(54,553)

Net cash used in investing activities	-	-	(54,553)

FINANCING ACTIVITIES

Discontinued operations	-	-	6,304
Proceeds from related party loans	22,000	36,368	75,427

Net cash provided by financing activities	22,000	36,368	81,731

NET INCREASE (DECREASE) IN CASH	137	118	(47,994)
Discontinued operations	-	-	48,249
CASH AT BEGINNING OF PERIOD	118	-	-

CASH AT END OF PERIOD	$255	$118	$255

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$625
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

GLOBAL SMART ENERGY, INC.
(FORMERLY TRIANGLE ALTERNATIVE NETWORK, INC.)
(A Development Stage Company)
Notes to Financial Statements
(Audited)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business
Global Smart Energy, Inc. formerly  Triangle Alternative Network Inc. (TAN, Inc.)  was incorporated in the State of Delaware on April 1, 2008. TAN, Inc. was a holding company for and operated through its wholly owned subsidiary Triangle Alternative Networks LLC, (TAN, LLC) a limited liability company organized in the State of Florida on May 23, 2007. TAN LLC was organized to engage in the business of producing and broadcasting television programming which focuses on the GLBT (Gay-Bi-Sexual-Transgender) community. During 2008, the Company disposed of TAN LLC and recorded its operations as discontinued. The Company has not realized significant revenues as of December 31, 2010 and is classified as a development stage enterprise in accordance with ASC Topic 915.

On February 8, 2011, pursuant to a shareholder meeting on January 10, 2011 the Company changed its name to Global Smart Energy, Inc.

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

Basic (Loss) per Share
Basic (loss) per share is calculated by dividing the Company’s net loss applicable to the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated by dividing the Company’s net income available to shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares outstanding adjusted for any potentially dilutive debt or equity. There are no such shares outstanding as of December 31, 2010 and December 31, 2009.

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Loss (numerator)	$(19,212)	$(37,487)
Units (denominator)	3,208,250	3,015,305.
Per share amount	$(0.01)	$(0.01)

Dividends
The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the periods ended December 31, 2010 and December 31, 2009.

Advertising Costs
The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $-0- and $-0- of advertising expense during the periods ended December 31, 2010 and December 31, 2009, respectively.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:

Net deferred tax assets consist of the following components as of:

	December 31, 2010	December 31, 2009
NOL carryover	171,831	152,619
Deferred tax asset	60,141	53,417
Valuation allowance	(60,141)	(53,417)
Net deferred tax asset	$-)	$-)

At December 31, 2010, the Company had deferred tax assets before offsetting valuation allowance calculated at an expected rate of 35% of approximately $60,141. At December 31, 2009, the Company had calculated deferred tax assets before offsetting valuation allowance calculated at an expected rate of 35% of approximately $53,417.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of its deferred tax assets, a valuation allowance equal to the deferred tax assets was recorded at the Company’s year-end financial reporting dates.

At December 31, 2010 and 2009 the Company had net operating loss carry forwards of approximately $171,831 and $152,619, respectfully, which will expire through the year 2030.  The change in the valuation allowance from December 31, 2009 to December 31, 2010 is $6,724.  This change is primarily due to the increase in the Company’s net operating loss carry forwards.

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

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $171,831 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

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

Stock-based compensation.
As of December 31, 2010 and December 31, 2009, the Company has not issued any share-based payments to its employees.

The Company adopted ASC Topic 718 effective January 1, 2006 using the modified prospective method. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC Topic 718.

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-01, “Equity (Topic 505-10): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force)”.  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed if not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-02, “Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary”.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update (ASU) 2010-6, “Improving Disclosures about Fair Value Measurements.” This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the Company does not expect that the adoption of this update will have a material effect on its financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09 (ASU 2010-09), Subsequent Events (Topic 855), amending guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements.  Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements.  This guidance was effective immediately and we adopted these new requirements for the period ended November 30, 2010.  The adoption of this guidance did not have a material impact on our financial statements.

In March 2010, the FASB issued ASU No. 2010-11, "Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives" (codified within ASC 815 - Derivatives and Hedging).  ASU 2010-11 improves disclosures originally required under SFAS No. 161.  ASU 2010-11 is effective for interim and annual periods beginning after June 15, 2010.  The adoption of ASU 2010-11 is not expected to have any material impact on our financial position, results of operations or cash flows.

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition).  ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions.  ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010.  The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the Company's financial position, results of operations or cash flows of the Company.

The Company has evaluated the recent accounting pronouncements through ASU 2011-01 and believes that none of them will have a material effect on the company’s financial statements.

2.           COMMON  STOCK

On June 16, 2008, the Company completed a forward stock split of 5 shares for 1 increasing the total shares outstanding from 1,000,000 shares to 5,000,000 shares.  During the year ended December 31, 2008, Mr. Grunberg resigned his position as a member of the Company’s Board of Directors and he returned all of his common stock to the Company.  Likewise Mr. Altfeld resigned as Interim CEO and Mr. Pancoast as COO and their common stock shares were returned to the Company.  A total of 2,216,750 shares were returned to the Company and cancelled as a result of these resignations and the discontinuation of TAN LLC.

In October, 2008, the Company issued 200,000 shares of common stock at $0.01 per share to a consultant for services performed.

In December, 2009, the Company issued 225,000 share of common stock at $0.01 per share to consultants for services performed.

In March, 2011, the Board of Directors authorized the issue of 300,000 shares of its common stock at $0.045 to the current and past officers of the Company.

ICAG, Inc., the majority shareholder on March 17, 2011 agreed to receive 1,676,160 shares of common stock, at a price of $0.45 per share, in satisfaction of unsecured advances made to the Company in the amount of $75,427..  After the issuance of these shares, ICAG, Inc. will own approximately 74.27 % of the total outstanding stock of the Company.

3.           RELATED PARTY PAYABLES

All current expenses of the Company including purchase of property and equipment, production costs and expenses, advertising expenses, general and administrative expenses and interest expense have been paid with advances from a related party of Company. The related party payables are non-interest bearing, unsecured, and due upon demand. At December 31, 2010 and 2009, the Company owes $75,427 and 53,427 respectively for these payables.

4.           GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern.  However, the Company has accumulated deficit of $171,831 as of December 31, 2010.  The Company currently has limited liquidity, and has not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it may be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

5.           DISCONTINUED OPERATIONS

During 2008, the Company discontinued the operations of its wholly owned subsidiary TAN LLC. The Company sold assets with a net book value of $54,661 to satisfy liabilities in the amount of $72,692. A disposal gain of $4,844 on the sale was recorded as discontinued operations. The summarized financial statements of the discontinued operations are as follows at December 31, 2008:

 ASSETS
ASSETS HELD FOR SALE
Cash and cash equivalents	$441
Total Current Assets	441
EQUIPMENT, net	19,610
OTHER ASSETS
Film and production costs	34,500
Deposits	110
Total Other Assets	34,610
TOTAL ASSETS	$54,661
LIABILITIES USED TO SATISFY ASSETS

CURRENT LIABILITIES
Notes payable	$12,979
Related party payables	59,983
TOTAL LIABILITIES	$72,962

6.           SUBSEQUENT EVENTS

On January 10, 2010 the Company held its Annual Meeting and approved the following actions:

1.
Lyle J. Mortensen, Gerry Shirren and Tiffany Kalahiki were elected as directors to hold office until the next annual meeting of the stockholders of the Company, or until successors are elected and qualified.

2.	Approval was received to change the name of the Company from Triangle Alternative Network Incorporated to Global Smart Energy, Inc.
3.
Article 2 Section 2.07 (e) of the Company Bylaws were amended and restated in order to authorize the execution of written consents of the Majority stockholders to approve corporate actions, as allowable by the Delaware Corporate laws, in lieu of holding annual or special meetings of the stockholders.

On January 13, 2011, Tiffany Kalahiki resigned as an officer and director of the Registrant for personal reasons and not due to any disagreement with the Registrant and/or its officers and Directors. Gerry Shirren, the current Chief Financial Officer of the Company, was appointed to serve as the Secretary of the Company.

On March 8, 2011, the Board of Directors authorized the issue of 300,000 shares of its common stock at $0.045 to the current and past officers of the Company.

Effective March 18, 2011 the Company has entered into a binding Letter of Intent (the “LOI”) for the acquisition of the majority control of Advanced Power Technologies, Inc. (“APT”), a Nevada corporation.  APT is an existing business that is currently operating through its subsidiaries in the “green energy” field.  The final details will be included in a definitive purchase agreement that is to be prepared, subject to the items included in the Binding Letter of Intent signed.

Under the LOI the acquisition is to be solely for shares of the Company on the basis of one share of the Company’s common stock for one share of common stock of APT acquired.  Other terms of the LOI are as follows:

1)
The parties shall use their reasonable efforts to proceed promptly with the negotiation of the Agreement with an anticipated closing no longer than 45 days from the date of this signing. Until a definitive purchase agreement is completed, this LOI shall remain binding on the Parties.

2)
Following the signing of this LOI by both parties, APT will afford GSE and its officers, employees and agents full and free access to APT’s contracts, books and records, including but not limited to, complete financial statements to be subject to independent audit for the two complete years prior to the date of this LOI.

3)
GSE shall be responsible for all fees, costs and expenses incurred by it including any third party due diligence in connection with the proposed acquisition. The APT shall be responsible for its own costs, including legal costs in connection with the acquisition.

4)
The APT and GSE agree to keep confidential this agreement, along with all documents and information supplied by APT, with the exception of Board members, agents, attorneys, accountants or other parties necessary to the due diligence.

5)	APT and GSE agree to notify one another if any matter comes to their attention that might reasonably be expected to materially affect the acquisition.

6)	The purchase price for 100% of APT is established at:

Shares that represent approximately 98% Global Smart Energy Common Stock following the completion of the purchase.

7)	The APT shareholders, at closing will receive stock for their respective equity interest.

8)	All APT Shareholders will be required to sign an approved subscription document in order to receive the shares.
9)
APT’s management team, of Robert Braner, Frank O’Donnell and Lyle J. Mortensen and others as designated at the Executive VP level and above will be entitled to negotiate employment contracts of minimum one-year duration. Agreement on the employments contracts is an essential part of this Agreement and is to be further defined in a definitive purchase agreement.

10)
This LOI may be executed in two or more counterparts, each of which shall be deemed an original and which taken together shall constitute one and the same document. A signature delivered by fax will be deemed executed. The LOI shall be effective on the date the last signature is received.

ITEM 9.                         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE.

None.

ITEM 9A(T). CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Based on an evaluation as of the date of the end of the period covered by report, our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as required by Exchange Act Rule 13a-15. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f).  Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 31, 2010, using the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of management’s assessment, management has determined that there is a material weakness due to the lack of proper segregation of duties.  In order to address and resolve this weakness we will endeavor to locate and appoint additional qualified personnel to the board of directors and pertinent officer positions as the Company operations increase.

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

The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(a)           Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(b)           Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

(c)           Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

ITEM 9B.                        OTHER INFORMATION.

None. Not applicable.

PART III

ITEM 10.                         DIRECTORS AND EXECUTIVE OFFICERS.

Identity of directors and executive officers

The following table sets forth information regarding our executive officers and directors. Each of our executive officers has been elected by our board of directors and serves until his or her successor is duly elected and qualified:

Name	Age	Position
Lyle J Mortensen	70	Chief Executive Officer, Director
Gerry Shirren	51	Chief Financial Officer, Director
Tiffany Kalahiki	36	Secretary, Director until January 13, 2011

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

On January 13, 2011 Ms. Kalahiki resigned for personal purposes and had no disagreements with the Company or its officers.  Gerry Shirren was appointed to serve as the Secretary until the election and qualification of another individual to serve in this capacity.

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

Board Determination of Independence

           Under NASDAQ and AMEX rules, generally speaking, a director will only qualify as an "independent director" if, in the opinion of our Board, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Lyle J Mortensen, Gerry Shirren and Tiffany Kalahiki do not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that, consequently, each of these directors is an "independent director" as defined under Rule 4200(a)(15) of the NASDAQ Marketplace Rules and similar AMEX rules.

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

On August 5, 2008, the United States Bankruptcy Court for the Central District of California entered an Order Confirming Second Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code of Valcom, Inc., of which Vince Vellardita, a former director and officer, is Chief Executive Officer.of Valcom, Inc.

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

ITEM 11.       EXECUTIVE COMPENSATION

Executive Compensation

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal years ended December 31, 2010 and 2009 (“Named Executive Officers”):
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Lyle J Mortensen	2010
Chief Executive Officer, and Director	2009

Gerry Shirren	2010
Chief Financial Officer, and Director	2009

Tiffany Kalahiki	2010
Secretary and Director	2009

Vince Vellardita Former CEO, and Director	2009 2008	$10,000		$2,000

Phil Kizel	2009
Former CEO	2008

Rick Kizel	2009
Former CFO	2008

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

OPTIONS/Sars GRANTS DURING LAST FISCAL YEAR

None.

DIRECTOR COMPENSATION

The Company’s directors currently serve without compensation. However, on March 8, 2011 the Board of the Directors authorized the issue of its common shares to the officers and directors that have been serving without compensation in the following amounts:

Lyle J. Mortensen, CEO and director	200,000 shares
Gerry Shirren, CFO and director	75,000 shares
Tiffany Kalahiki, past secretary and director	25,000 shares

POTENTIAL CONFLICTS OF INTEREST

None.

COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation Guiding Principles

None of the officers have received compensation.  Management is prepared to accept modest initial salaries to obtain financing for startup.  Going forward, our general compensation philosophy is further guided by the following principles specific to our executives:

●    A strong link between pay and Company performance.

●    Executives aligned with stockholders and managing from the perspective of owners with a meaningful equity stake in TAN in the form of grants of stock options and restricted stock.

●    A competitive compensation package that will enable the Company to attract and motivate high-performing talent and that is strongly competitive with other companies in our industry.

●    A simple and cost-efficient program design.
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

LIMITATION OF LIABILITY AND INDEMNIFICATION

 As permitted by the Delaware General Corporation Law, we have adopted provisions in our by-laws to be in effect that limits or eliminates the personal liability of our directors. Consequently, a director will not be personally liable to us or our stockholders for monetary damages or breach of fiduciary duty as a director, except for liability for:

●    any breach of the director's duty of loyalty to us or our stockholders;

●    any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;

●    any unlawful payments related to dividends or unlawful stock repurchases, redemptions or other distributions; or

●    any transaction from which the director derived an improper personal benefit.

 These limitations of liability do not alter director liability under the federal securities laws and do not affect the availability of equitable remedies such as an injunction or rescission.

In addition, our by-laws provide that:

●    we will indemnify our directors, officers and, in the discretion of our board of directors, certain employees to the fullest extent permitted by the Delaware and Florida General Corporation Law; and

●    we will advance expenses, including attorneys' fees, to our directors and, in the discretion of our board of directors, to our officers and certain employees, in connection with legal proceedings, subject to limited exceptions.

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

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth the beneficial ownership information of our common stock at December 31, 2009, for:

●    each person known to us to be the beneficial owner of more than 5% of our common stock;

●    each named executive officer;

●    each of our directors; and

●    all of our executive officers and directors as a group.

 We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned. We have based our calculation of the percentage of beneficial ownership on 3,208,250 shares of common stock outstanding on December 31, 2010.

 In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 31, 2010. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.  It should be noted that no shareholder of the Company currently holds any options or warrants exercisable within 60 days of December 31, 2010. Beneficial ownership representing less than 1% is denoted with an asterisk (.*)

Name of Beneficial Owner	Shares Beneficially Owned	Percentage Ownership(%)
Vince Vellardita	225,000	7%
ICAG, Inc.	2,321,000	72.3%
Sichenzia, Ross, Friedman, Florrence, LLP	150,000	4.7%
Tiffany Kalahiki	-0-	*
Gerry Shirren	-0-	*
Officers and Directors (4 persons)	225,000	7%

Changes in Control.

There are no present arrangements or pledges of the Company’s securities which may result in a change in control of the Company.

In a private sale of his stock, Rick Kizel the former Chief Financial Officer of the Company sold his stock holdings to ICAG, Inc., a private operating Company during the year ending 12-31-08.  This sale resulted in ICAG obtaining a majority control of the Company’s outstanding stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS,
AND DIRECTOR INDEPENDENCE.

At December 31, 2010, the Company is indebted to ICAG, Inc., a shareholder of the Company holding greater than 10% of the issued and outstanding stock, in the amount of $75,427.

Other than listed above, none of the directors or executive officers of the Company, nor any person who owned of record or was known to own beneficially more than 5% of the Company’s outstanding shares of its Common Stock, nor any associate or affiliate of such persons or companies, has any material interest, direct or indirect, in any transaction that has occurred since inception, or in any proposed transaction, which has materially affected or will affect the Company.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

During the fiscal year ended December 31, 2010, we incurred approximately $7,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2010.

During the fiscal year ended December 31, 2009, we incurred approximately $7,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2009.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2010 and 2009 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

 ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1 Articles of Incorporation (incorporated by reference to our Form S-1as filed with the Securities and Exchange Commission on July 17, 2008).

3.2 Bylaws (incorporated by reference to our Form S-1as filed with the Securities and Exchange Commission on July 17, 2008).

3.3 Amended and Restated Bylaws

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

GLOBAL SMART ENERGY, INC.

Dated:  March 31, 2011                                                                           _________/s/ Lyle J Mortensen
By: Lyle J Mortensen
Its: Principal Executive Officer

Dated:  March 31, 2011                                                                           ______/s/ Gerry Shirren
By: Gerry Shirren
Its:  Chief Financial Officer and Principal Accounting Officer

In accordance In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the issuer and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

By: /s/ Lyle J Mortensen	Chief Executive Officer,	March 31, 2011
Lyle J Mortensen	Chairman of the Board

By: /s/ Gerry Shirren	Chief Financial Officer/	March 31, 2011
Gerry Shirren	Director