Form 10-Q
period 2011-03-31
GLOBAL SMART ENERGY, INC.
filed 2011-05-16
CIK 1436426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

 For the transition period from _______________ to _______________.

COMMISSION FILE NUMBER: 333-152376

GLOBAL SMART ENERGY, INC.

 (Exact name of registrant as specified in its charter)

DELAWARE	26-2691611
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

230 North Park Blvd Suite 104	76051
Grapevine, TX	(Zip Code)
(Address of principal executive offices)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (817) 416-2533
 (Former name, former address and former fiscal year, if changed since last report)
Formerly TRIANGLE ALTERNATIVE NETWORK INCORPORATED

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of May 15, 2011, there were 5,184,410 shares of common stock, par value $0.005, issued and outstanding.

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

ITEM 1 FINANCIAL STATEMENTS

GLOBAL SMART ENERGY, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	March 31,	December 31,
	2011	2010
	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$319	$255
Prepaid expenses		3,000

Total current assets	319	3,255

TOTAL ASSETS	$319	$3,255

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$25,136	$20,409
Related party payable	1,650	75,427

Total current liabilities	26,786	95,836

TOTAL LIABILITIES	26,786	95,836

STOCKHOLDERS' DEFICIT
Common stock; 50,000,000 shares authorized
at par value of $0.005, 5,184,410
and 3,208,250 shares issued and outstanding, respectively	25,922	16,041
Additional paid-in capital	142,255	63,209
Accumulated deficit from development stage	(194,644)	(171,831)

Total Stockholders' Deficit	(26,467)	(92,581)

TOTAL LIABILITIES AND STOCKHOLDERS'
DEFICIT	$319	$3,255

The accompanying notes are an integral part of these financial statements.

GLOBAL SMART ENERGY, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			From Inception
			(May 23,
	For the Three	For the Three	2007) through
	Months Ended	Months Ended	March 31,
	3/31/11	3/31/10	2011

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	22,813	6,585	113,726

Total Operating Expenses	22,813	6,585	113,726

LOSS FROM OPERATIONS	(22,813)	(6,585)	(113,726)

Income taxes	-	-	-

LOSS FROM CONTINUING OPERATIONS	(22,813)	(6,585)	(113,726)

DISCONTINUED OPERATIONS		-	(80,918)

NET LOSS	$(22,813)	$(6,585)	$(194,644)

BASIC LOSS PER COMMON SHARE
CONTINUING OPERATIONS	$(0.00)	$(0.00)
DISCONTINUED OPERATIONS	$-	$0.00

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	3,545,653	3,208,250

The accompanying notes are an integral part of these financial statements.

GLOBAL SMART ENERGY, INC.
(A Development Stage Company)
Statement of Stockholders' Deficit
From Inception (May 23, 2007) to March 31, 2011

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, May 23, 2007	-	$-	$-	$-	$-

Common stock issued for services
at $0.075 per share	5,000,000	25,000	50,000	-	75,000

Net loss for the year ended
December 31, 2007	-	-	-	(85,762)	(85,762)

Balance, December 31, 2007 (audited)	5,000,000	25,000	50,000	(85,762)	(10,762)

Common stock cancelled	(2,216,750)	(11,084)	11,084	-	-

Common stock issued for services
at $0.01 per share	200,000	1,000	1,000	-	2,000

Net loss for the year ended
December 31, 2008	-	-	-	(29,370)	(29,370)

Balance, December 31, 2008 (audited)	2,983,250	14,916	62,084	(115,132)	(38,132)

Common stock issued for services
at $0.01 per share	225,000	1,125	1,125	-	2,250

Net loss for the twelve months
ended December 31, 2009	-	-	-	(37,487)	(37,487)

Balance, December 31, 2009 (audited)	3,208,250	$16,041	$63,209	$(152,619)	$(73,369)
Net loss for the twelve months Ended December 31, 2010	-	-	-	(19,212)	(19,212)
Balance, December 31, 2010 (audited)	3,208,250	$16,041	$63,209	$(171,831)	$(92,581)
Common Stock issued for Services At $0.045 per share	300,000	1,500	12,000	-	13,500

Common Stock issued for settlement of related party payables at $0.045 per share	1,676,160	8,381	67,046	-	75,427
Net Loss for three months ended March 31, 2011	-	-	-	(22,813)	(22,813)
Balance, March 31, 2011(unaudited)	5,184,410	$25,922	$142,255	$(194,644)	$(26,467)

The accompanying notes are an integral part of these financial statements.

GLOBAL SMART ENERGY, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From inception
			(May 23,
	For the Three	For the Three	2007) through
	Months Ended	Months Ended	March 31,
	March 31, 2011	March 31, 2010	2011

OPERATING ACTIVITIES

Net Loss	$(22,813)	$(6,585)	$(194,644)
Adjustments to reconcile net loss to net
Cash used by operating activities:

Common stock issued for services	13,500		92,750

Changes in operating assets and liabilities:
Changes in accounts payable	4,727	(721)	25,136
Change in Current Assets	3,000	-	-

Net cash used by operating Assets	(1,586)	(7,306)	(76,758)

INVESTING ACTIVITIES

Discontinued operations	-	-	(54,553)

Net cash used in investing activities	-	-	(54,553)

FINANCING ACTIVITIES

Discontinued operations	-	-	6,304
Proceeds from related party loans	1,650	8,000	77,077

Net cash provided by financing activities	1,650	8,000	83,381

NET INCREASE (DECREASE) IN CASH	64	694	(47,930)
DISCONTINUED OPERATIONS			48,249
CASH AT BEGINNING OF PERIOD	255	118	-

CASH AT END OF PERIOD	$319	$812	$319

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:

Interest	$	$	$625

Income Taxes	$	$	$

SUPPLEMENTAL DISCLOSURE OF NON
CASH FLOW INFORMATION

Shares issued for settement of related party loans	$75,427		$75,427

Shares Issued for Services	$13,500		$13,500

The accompanying notes are an integral part of these financial statements

GLOBAL SMART ENERGY, INC.
(A Development Stage Company)
Notes to Unaudited Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the most recent filing of the Form 10-K which included the financial statements and notes thereto as of December 31, 2010. The operating results for the three month period ended March 31, 2011 is not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2011.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared in conformity with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations. The Company has accumulated a deficit of ($194,644) and working capital deficiency of ($26,467) as of March 31, 2011.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenue.  Management’s plans include investing in and developing all types of businesses related to the energy industry.

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

Recent Accounting Pronouncements

The Company evaluated all of the other recent accounting pronouncements and deemed that they did not have a material impact on our financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of December 31, 2010 a major shareholder of the Company advanced $75,427 which was converted to common stock at $0.045 per share for 1,676,160 shares in March of 2011.  As of March 31, 2011 a company, of which the CEO is also an officer, advanced $1,650 for the administration and other costs of operations on an unsecured basis; bearing no interest and due on demand.

 The Company approved the issue of 1,676,160 shares at $0.045 per share for the cancellation of the unsecured advances owed by the Corporation to its majority shareholder in the amount of $75,427.15.effective March 17, 2011.

NOTE 5 - STOCKHOLDER’S DEFICIT

On March 8, 2011 the Board of the Directors authorized the issue of its common shares to the officers and directors that have been serving without compensation in the following amounts:

Lyle J. Mortensen	CEO and director	200,000 shares
Gerry Shirren	CFO and director	75,000 shares
Tiffany Kalahiki	past secretary and director	25,000 shares

Compensation in the amount of $13,500 was recorded on the books of the company, or $0.045 per share.

The Company also approved the issue of 1,676,160 shares at $0.045 per share for the cancellation of the unsecured advances owed by the Corporation to its majority shareholder in the amount of $75,427.15.effective March 17, 2011.

For the three months ended March 31, 2011, apart from those stated above, there are no other issuances of common stock of the Company.

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

OVERVIEW

Global Smart Energy, Inc. (formerly Triangle Alternative Network Incorporated) (“GSEI”) is a development stage company that was incorporated in the state of Delaware on April 1, 2008 and was the holding company for Triangle Alternative Network, LLC (“TAN, LLC” and, together with GSEI., "GSEI", the "Company", "we", "us" or "our").  We are a start-up company that was originally organized to develop a television network to provide programming to the Gay, Lesbian, Bi-Sexual and Trans-gender (“GLBT”) Community.

After attempting to develop programming, it was determined that the company did not want to develop this particular programming and had not entered into a definitive contract to sell the programming.   The film and production costs have been transferred to related parties in exchange for the debt owed to them for advances to the Company.

The Company is actively seeking a merger candidate and/or strategic alliances with energy related companies in order to secure operations and revenues to sustain the Company and provide value to its shareholders.

OUR CORPORATE INFORMATION

GSEI was incorporated in the State of Delaware on April 1, 2008 under the name of Triangle Alternative Network, Inc. The Company officially changed its name to Global Smart Energy, Inc. on February 8, 2011. GSE has no full time employees. Our principal executive offices are located at 230 North Park Blvd Suite 104., Grapevine, TX 75061 and our telephone number is (817) 416-2533.

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

REVENUES, EXPENSES AND LOSS FROM OPERATIONS

Our revenues, selling, general and administrative expenses and net loss for the three months ended March 31, 2011 and March 31, 2010 are as follows:

	Three Months	Three Months
	Ended March	Ended March
	31, 2011	31,2010

Revenue	$-	$-
Selling, general and administrative	22,813	6,585

Net Loss	$(22,813)	$(6,585)

Revenues for the three months ended March 31, 2011 were $0, compared to $0 for the three months ended March 31, 2010.

For the three months ended March 31, 2011, operating expenses totaled $22,813 as compared to $6,585 for the three months ended March 31, 2010. The increase was primarily due to the issuance of common stock to prior and current officers and directors of the Company for compensation.

Liquidity and Capital Resources

Cash Requirements

At March 31, 2011, we had cash on hand of $319 compared to $255 at December 31, 2010. The cash on hand is not sufficient for the next twelve months. We anticipate that our cash requirements will increase substantially as a result of the fact that we are now a public, reporting company and are beginning to develop our business plan. We anticipate that we will require approximately $24,000 to meet our minimal operating requirements for the next twelve months. We have not established our revenues and have not established any other source for the required operating funds.

Sources and Uses of Cash

Operations

For the three months ended March 31, 2011, we used cash in our operation of $1,586 compared to $7,306 for the three months ended March 31, 2010. These changes were primarily the result of the loss from operations of $22,813 made of payments to officers and directors, professional and accounting fees paid to maintain corporate requirements, a decrease in prepaid assets of $3,000 and an increase in accounts payable of $4,727 for the three months ended March 31, 2011; compared to a loss of $6,585 with a decrease in accounts payable of $721 for the three months ended March 31, 2010.

Financing

We had net cash flows of $1,650 from financing activities for the three months ended March 31, 2011 compared to $ 8,000 for the three months ended March 31, 2010. The cash came from related party advances.

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

Our critical accounting policies, including the assumptions and judgements underlying them, are disclosed in our Calendar Year 2010 Form 10-K in Note 1- Summary of Significant Accounting Policies included in our Financial Statements.  There were no significant changes to our critical accounting policies during the three months ended March 31, 2011. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB)) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

CHANGES IN INTERNAL CONTROLS

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three months ended  March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 1A RISK FACTORS

There have been no changes to our risk factors as described in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2011.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company approved the issue of 1,676,160 shares at $0.045 per share for the cancellation of the unsecured advances owed by the Corporation to its majority shareholder in the amount of $75,427.15.effective March 17, 2011.

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

ITEM 5 OTHER INFORMATION

Securities Authorized for Issuance Under Equity Compensation Plans

On March 8, 2011 the Board of the Directors authorized the issue of its common shares to the officers and directors that have been serving without compensation in the following amounts:

Lyle J. Mortensen	CEO and director	200,000 shares
Gerry Shirren	CFO and director	75,000 shares
Tiffany Kalahiki	past secretary and director	25,000 shares

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

Global Smart Energy, Inc.

Dated: May 15,2011	/s/ Lyle J Mortensen
By:	Lyle J Mortensen
Chief Executive Officer