Form 10-Q
period 2011-06-30
GLOBAL SMART ENERGY, INC.
filed 2011-08-15
CIK 1436426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
 For the transition period from _______________ to _______________.

COMMISSION FILE NUMBER: 333-152376

GLOBAL SMART ENERGY, INC.
 (Exact name of registrant as specified in its charter)

DELAWARE	26-2691611
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

230 North Park Blvd Suite 104
Grapevine, TX	76051
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of August 15, 2011, there were 5,184,410 shares of common stock, par value $0.005, issued and outstanding.

GLOBAL SMART ENERGY, INC.

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

ITEM 1 FINANCIAL STATEMENTS

GLOBAL SMART ENERGY, INC.
(A Development Stage Company)
Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$200,257	$255
Prepaid Expenses		3,000

Total Current Assets	200,257	3,255

TOTAL ASSETS	$200,257	$3,255

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$35,624	$20,409
Related party payable	4,450	75,427

Total Current Liabilities	40,074	95,836

LONG-TERM LIABILITIES

Convertible note payable	200,526	0

Total Long-Term Liabilities	200,526	0

TOTAL LIABILITIES	240,600	95,836

STOCKHOLDERS' DEFICIT
Common stock; 50,000,000 shares authorized at par value of $0.005, 5,184,410 and 3,208,250 shares issued and outstanding	25,922	16,041
Additional paid-in capital	142,255	63,209
Accumulated deficit from development stage	(208,520)	(171,831)

Total Stockholders' Deficit	(40,343)	(92,581)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$200,257	$3,255

The accompanying notes are an integral part of these financial statements.

GLOBAL SMART ENERGY, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on May 23,
	For the Three Months Ended		For the Six Months Ended		2007 Through
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	13,876	5,696	36,689	12,281	127,602

Total Operating Expenses	13,876	5,696	36,689	12,281	127,602

LOSS FROM OPERATIONS	(13,876)	(5,696)	(36,689)	(12,281)	(127,602)

OTHER EXPENSES

Interest expense	-	-	-	-	-

LOSS BEFORE TAXES	(13,876)	(5,696)	(36,689)	(12,281)	(127,602)

Income taxes	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(13,876)	(5,696)	(36,689)	(12,281)	(127,602)

DISCONTINUED OPERATIONS	-	-	-	-	(80,918)

NET INCOME (LOSS)	$(13,876)	$(5,696)	$(36,689)	$(12,281)	$(208,520)

BASIC INCOME (LOSS) PER COMMON SHARE
CONTINUING OPERATIONS	$-	$-	$-	$-
DISCONTINUED OPERATIONS	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,184,410	3,208,250	4,369,558	3,208,250

The accompanying notes are an integral part of these financial statements

GLOBAL SMART ENERGY, INC.
(A Development Stage Company)
Statement of Stockholders' Deficit
From Inception (May 23, 2007) to June 30, 2011

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, May 23, 2007	-	$-	$-	$-	$-

Common stock issued for services at $0.075 per share	5,000,000	25,000	50,000	-	75,000

Net loss for the year ended December 31, 2007	-	-	-	(85,762)	(85,762)

Balance, December 31, 2007 (audited)	5,000,000	25,000	50,000	(85,762)	(10,762)

Common stock cancelled	(2,216,750)	(11,084)	11,084	-	-

Common stock issued for services at $0.01 per share	200,000	1,000	1,000	-	2,000

Net loss for the year ended December 31, 2008	-	-	-	(29,370)	(29,370)

Balance, December 31, 2008 (audited)	2,983,250	14,916	62,084	(115,132)	(38,132)

Common stock issued for services at $0.01 per share	225,000	1,125	1,125	-	2,250

Net loss for the twelve months ended December 31, 2009	-	-	-	(37,487)	(37,487)

Balance, December 31, 2009 (audited)	3,208,250	$16,041	$63,209	$(152,619)	$(73,369)

Net loss for the year ended December 31, 2010	-	-	-	(19,212)	(19,212)

Balance, December 31, 2010 (audited)	3,208,250	$16,041	$63,209	$(171,831)	$(92,581)

Common Stock issued for Services At $0.045 per share	300,000	1,500	12,000	-	13,500

Common Stock issued for settlement of related party payables at $0.045 per share	1,676,160	8,381	67,046	-	75,427

Net Loss for six months ended June 30, 2011	-	-	-	(36,689)	(36,689)

Balance, June 30, 2011(unaudited)	5,184,410	$25,922	$142,255	$(208,520)	$(40,343)

The accompanying notes are an integral part of these financial statements.

GLOBAL SMART ENERGY, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			From Inception
			(May 23,
	For the Six	For the Six	2007) through
	Months Ended	Months Ended	June 30,
	June 30, 2011	June 30, 2010	2011

OPERATING ACTIVITIES

Net loss	$(36,689)	$ (12,281)	$(208,520)
Adjustments to reconcile net loss to net
Cash used by operating activities:

Common stock issued for services	13,500	-	92,750
Changes in operating assets and liabilities:
Changes in accounts payable	15,215	225	35,624
Change in prepaid expenses	3,000	-	-

Net cash used by operating activities	(4,974)	(12,056)	(80,146)

INVESTING ACTIVITIES

Discontinued operations	-	-	(54,553)

Net cash used in investing activities	-	-	(54,553)

FINANCING ACTIVITIES

Discontinued operations	-	-	6,304
Proceeds from issuance of Promissory note	200,526	-	200,526

Proceeds from share issuance
Proceeds from related part loan	4,450	13,000	79,877
Net cash provided by financing activities	204,976	13,000	286,707

NETINCREASE (DECREASE) IN CASH	200,002	944	152,008
DISCONTINUED OPERATIONS	-	-	48,249

CASH AT BEGINNING OF PERIOD	255	118	-

CASH AT END OF PERIOD	$200,257	$1,062	$200,257

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$-	$625
Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON
CASH FLOW INFORMATION
Shares issued for settlement of related party loans	$75,427		$75,427

The accompanying notes are an integral part of these financial statements.

GLOBAL SMART ENERGY, INC.
(A Development Stage Company)
Notes to Unaudited Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the most recent filing of the Form 10-K which included the financial statements and notes thereto as of December 31, 2010. The operating results for the three and six month periods ended June 30, 2011 is not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2011.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared in conformity with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations. The Company has accumulated a deficit of ($208,520) and currently has net working capital of $160,183 as of June 30, 2011.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenue. Management’s plans include investing in and developing all types of businesses related to the energy related industries.

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

Development -Stage Company

The accompanying financial statements have been prepared in accordance with the FASB ASC Topic 915 "Accounting and Reporting by Development-Stage Enterprises". A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenue therefrom. Development-stage companies report cumulative costs from the enterprise's inception.

GLOBAL SMART ENERGY, INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

The Company evaluated all of the other recent accounting pronouncements and deemed that they did not have a material impact on our financial statements.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of December 31, 2010 a major shareholder of the Company advanced $75,427 which was converted to common stock at $0.045 per share for 1,676,160 shares in March of 2011. As of June 30, 2011 a company, of which the CEO is also an officer, advanced $4,450 for the administration and other costs of operations on an unsecured basis; bearing no interest and due on demand.

 The Company approved the issue of 1,676,160 shares at $0.045 per share for the cancellation of the unsecured advances owed by the Corporation to its majority shareholder in the amount of $75,427.15.effective March 17, 2011.

NOTE 5 – CONVERTIBLE PROMISSORY NOTE

On June 14, 2011 the Company issued three-year Convertible Promissory Note ( the ”Note”) in the amount of $200,000 in a private transaction to an accredited investor for working capital to assist in the development of a business plan and acquire financing and/or assets in the energy related industry. The Note accumulates interest to maturity at six percent (6%) per annum. At the option of the Note holder, the principal and interest may be converted into common shares at a price of $0.10 per share.

NOTE 6 – EMPLOYMENT AGREEMENTS

As of June 1, 2011 the Company entered into an employment agreement with Frank O’Donnell, to serve as President and Director, and Lyle Mortensen to serve as the Secretary/Treasurer and Director of the Company. Each agreement calls for monthly cash compensation of $5,000 per month and an accrual of 10,000 shares of common stock per month for the first full year of employment. The stock award is to be vested 100% upon completion of one year of service. In the event the Employee is terminated, for other than misconduct, the Stock Awards will become 100% vested.

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

OUR CORPORATE INFORMATION

GSEI was incorporated in the State of Delaware on April 1, 2008 under the name of Triangle Alternative Network, Inc. The Company officially changed its name to Global Smart Energy, Inc. on February 8, 2011. GSE has no full time employees. Our principal executive offices are located at 230 North Park Blvd Suite 104., Grapevine, TX 76051 and our telephone number is (817) 416-2533.

Liquidity and Capital Resources

Cash Requirements

At June 30, 2011, we had cash on hand of $200,257 compared to $255 at December 31, 2010. Management feels that the cash on hand is not sufficient for the next twelve months. We anticipate that our cash requirements will increase substantially as a result of the fact that we are now a public, reporting company and are beginning to develop a business plan. We anticipate that we will require approximately $288,000 to meet our minimal operating requirements for the next twelve months. We have not established our revenues and have not established any other source for the required operating funds.

THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

REVENUES, EXPENSES AND LOSS FROM OPERATIONS

Our revenues, selling, general and administrative expenses and net loss for the three months ended June 30, 2011 and June 30, 2010 are as follows:

	Three Months	Three Months
	Ended June 30,	Ended June 30,
	2011	2010
Revenue	$-	$-
Selling, general and administrative	13,876	5,696
Net Loss	$(13,876)	$(5,696)

Revenues for the three months ended June 30, 2011 were $0, compared to $0 for the three months ended June 30, 2010

For the three months ended June 30, 2011, operating expenses totaled $13,876 as compared to $5,696 for the three months ended June 30, 2010. The increase was primarily due to an accrual of monthly compensation to current officers and directors of the Company as of June 1, 2011.

SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

REVENUES, EXPENSES AND LOSS FROM OPERATIONS

Our revenues, selling, general and administrative expenses and net loss for the six months ended June 30, 2011 and June 30, 2010 are as follows:

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2011	2010
Revenue	$-	$-
Selling, general and administrative	36,689	12,281
Net Loss	$(36,689)	$(12,281)

Revenues for the six months ended June 30, 2011 were $0, compared to $0 for the six months ended June 30, 2010

For the six months ended June 30, 2011, operating expenses totaled $36,689 as compared to $12,281 for the six months ended June 30, 2010. The increase was primarily due to the issue of stock to current and prior officers and directors and an accrual of monthly compensation to current officers and directors of the Company as of June 1, 2011.

Sources and Uses of Cash

Operations

For the six months ended June 30, 2011, we used cash in our operation of $4,974 compared to $12,056 for the six months ended June 30, 2010. These changes were primarily the result of the loss from operations of $36,689 made up of stock issued for payments to officers and directors, professional and accounting fees paid to maintain corporate requirements, a decrease in prepaid assets of $3,000 and an increase in accounts payable of $15,215 for the six months ended June 30, 2011; compared to a loss of $12,281 with an increase in accounts payable of $225 for the six months ended June 30, 2010 and change noted for issuance of shares for services $ 13,500 for the six months ended June 30, 2011.

Financing

We had net cash flows of $204,976 from financing activities for the six months ended June 30, 2011 compared to $ 13,000 for the six months ended June 30, 2010. Cash in the amount of $4,450 came from related party advances and $200,000 of proceeds received in connection with the issue of a three year Convertible Promissory Note that accrues interest at 6% per annum..

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

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our Calendar Year 2010 Form 10-K in Note 1- Summary of Significant Accounting Policies included in our Financial Statements. There were no significant changes to our critical accounting policies during the nine months ended June 30, 2011. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six months ended June 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB)) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

CHANGES IN INTERNAL CONTROLS

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine-month period ended June 30, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended  June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Global Smart Energy, Inc.

Dated: August 15, 2011	/s/ Lyle J. Mortensen
By: Lyle J. Mortensen
Chief Financial Officer