Form 10-Q
period 2011-09-30
GLOBAL SMART ENERGY, INC.
filed 2011-11-21
CIK 1436426

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
 For the transition period from _______________ to _______________.

COMMISSION FILE NUMBER: 333-152376

GLOBAL SMART ENERGY, INC.
 (Exact name of registrant as specified in its charter)

DELAWARE	26-2691611
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3340 Peachtree Road, N.E.
Atlanta, GA	30326
(Address of principal executive offices)	(Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (404) 230-9600

230 North Park Blvd Suite 104
Grapevine, TX 76051
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of November 17, 2011, there were 5,184,410 shares of common stock, par value $0.005, issued and outstanding.

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

ITEM 1 FINANCIAL STATEMENTS

GLOBAL SMART ENERGY, INC.
(A Development Stage Company)
Balance Sheets

ASSETS

	Sept 30,	December
	2011	2010
	(unaudited)	(audited)
CURRENT ASSETS
Cash and cash equivalents	$2,334	$255
Prepaid Expenses	-	3,000

Total Current Assets	2,334	3,255

TOTAL ASSETS	$2,334	$3,255

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accounts payable and accrued expenses	$22,046	$20,409
Related party payable	4,450	75,427

Total Current Liabilities	26,496	95,836

LONG-TERM LIABILITIES

Convertible note payable	-	-

Total Long-Term Liabilities	-	-

TOTAL LIABILITIES	26,496	95,836

STOCKHOLDERS' DEFICIT
Common stock; 50,000,000 shares authorized
at par value of $0.005, 5,184,410 and 3,208,250
shares issued and outstanding	25,922	16,041
Additional paid-in capital	203,806	63,209
Accumulated deficit from development stage	(253,890)	(171,831)

Total Stockholders' Deficit	(24,162)	(92,581)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,334	$3,255

The accompanying notes are an integral part of these financial statements.

GLOBAL SMART ENERGY, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
					on May 23,
	For the Three Months Ended		For the Nine Months Ended		2007 Through
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	42,345	2,802	78,492	15,083	169,406

Total Operating Expenses	42,345	2,802	78,492	15,083	169,406

LOSS FROM OPERATIONS	42,345	2,802	78,492	15,083	169,406

OTHER INCOME EXPENSES
Interest expense	(3,025)	-	(3,566)	-	(3,566)

INCOME (LOSS) BEFORE TAXES	(45,370)	(2,802)	(82,058)	(15,083)	(172,972)

Income taxes	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(45,370)	(2,802)	(82,058)	(15,083)	(172,972)

DISCONTINUED OPERATIONS	-	-	-	-	(80,918)

NET INCOME (LOSS)	$(45,370)	$(2,802)	$(82,058)	$(15,083)	$(253,890)

BASIC INCOME (LOSS) PER COMMON SHARE
CONTINUING OPERATIONS	$-	$-	$-	$-
DISCONTINUED OPERATIONS	$-	$-	$-	$-

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	5,184,410	3,208,250	4,644,160	3,208,250

The accompanying notes are an integral part of these financial statements.

GLOBAL SMART ENERGY, INC.
(A Development Stage Company)
Consolidated Statements of Stockholders' Deficit

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, May 23, 2007	-	$-	$-	$-	$-

Common stock issued for services at $0.075 per share	5,000,000	25,000	50,000	-	75,000

Net loss for the year ended December 31, 2007	-	-	-	(85,762)	(85,762)

Balance, December 31, 2007	5,000,000	25,000	50,000	(85,762)	(10,762)

Common stock cancelled	(2,216,750)	(11,084)	11,084	-	-

Common stock issued for services at $0.01 per share	200,000	1,000	1,000	-	2,000

Net loss for the year ended December 31, 2008	-	-	-	(29,370)	(29,370)

Balance, December 31, 2008	2,983,250	14,916	62,084	(115,132)	(38,132)

Common stock issued for services at $0.01 per share	225,000	1,125	1,125	-	2,250

Net loss for the year ended December 31, 2009				(37,487)	(37,487)

Balance, December 31, 2009	3,208,250	16,041	63,209	(152,619)	(73,369)

Net loss for the year ended ended December 31, 2010				(19,212)	(19,212)

Balance, December 31, 2010	3,208,250	16,041	63,209	(171,831)	(92,581)

Common Stock issued for services at $0.045 per share	300,000	1,500	12,000	-	13,500

Common stock issued for settlement of related party payables at $0.045 per share	1,676,160	8,381	67,046	-	75,427

Transfer of debt to a Company owned by former officer	-	-	61,551	-	61,551

Net Loss for nine months ended September 30, 2011				(82,058)	(82,058)

Balance, June 30, 2011	5,184,410	$25,922	$203,806	$(253,890)	$(24,162)

The accompanying notes are an integral part of these financial statements.

GLOBAL SMART ENERGY, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			From Inception
			on May 23,
	For the Nine Months Ended		2007 Through
	September 30,		September 30,
	2011	2010	2011

OPERATING ACTIVITIES
Net income (loss)	$(82,058)	$(15,083)	$(253,889)
Adjustments to Reconcile Net Income (Loss) to Net
Cash Used by Operating Activities:
Discontinued operations	-
Common stock issued for services	13,500		92,750
Changes in operating assets and liabilities:
Accrued interest on promissory note	3,551	-	3,551
Change in Current Assets	3,000		-
Changes in accounts payable & accrued expenses	1,637	507	22,046

Net Cash Used in Operating Activities	(60,371)	(14,576)	(135,543)

INVESTING ACTIVITIES
Discontinued operations	-	-	(54,553)

Net Cash Used in Investing Activities	-	-	(54,553)

FINANCING ACTIVITIES
Discontinued operations	-	-	6,304
Contributed Capital	75,427		75,427
Proceeds from convertible note payable	200,000		200,000
Repayment of loan	(142,000)		(142,000)
Related party loans	(70,977)	16,500	4,450

Net Cash Provided by Financing Activities	62,450	16,500	144,181

NETINCREASE (DECREASE) IN CASH	2,079	1,924	(45,915)
DISCONTINUED OPERATIONS			48,249
CASH AT BEGINNING OF PERIOD	255	118	-

CASH AT END OF PERIOD	$2,334	$2,042	$2,334

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	$625
Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON
CASH FLOW INFORMATION

Transfer of debt to a Company owned by former officer	$61,551	-	$61,551
Shares issued for settlement of related party loans	$75,427	$-	$75,427

The accompanying notes are an integral part of these financial statements.

GLOBAL SMART ENERGY, INC.
(A Development Stage Company)
Notes to Unaudited Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2011 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the most recent filing of the Form 10-K which included the financial statements and notes thereto as of December 31, 2010. The operating results for the three and nine month periods ended September 30, 2011 is not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2011.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared in conformity with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has had no revenues and has generated losses from operations. The Company has accumulated a deficit of ($253,889) and currently has net working capital deficit of $24,162 as of September 30, 2011.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and to develop a consistent source of revenue.  Management’s plans include investing in and developing an operating business.

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

GLOBAL SMART ENERGY, INC.
(A Development Stage Company)
Notes to Financial Statements

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of December 31, 2010 a major shareholder of the Company advanced $75,427 which was converted to common stock at $0.045 per share for 1,676,160 shares in March of 2011.  As of September 30, 2011 a company, of which the prior CEO is also an officer, advanced $4,450 for the administration and other costs of operations on an unsecured basis; bearing no interest and due on demand.

 The Company approved the issue of 1,676,160 shares at $0.045 per share for the cancellation of the unsecured advances owed by the Corporation to its majority shareholder in the amount of $75,427.15.effective March 17, 2011.

NOTE 5 – CONVERTIBLE PROMISSORY NOTE

On June 14, 2011 the Company issued three-year Convertible Promissory Note ( the ”Note”) in the amount of $200,000 in a private transaction to an accredited investor for working capital to assist in the development of a business plan and acquire financing and/or assets in the energy related industry.  The Note accumulates interest to maturity at six percent (6%) per annum.  At the option of the Note holder, the principal and interest may be converted into common shares at a price of $0.10 per share.  However, on September 30, 2011 a privately owned Nevada Corporation, of which the prior CEO and CFO are officers, agreed to assume the Note and all of the underlying obligations of the Note in exchange for the existing cash in the Company bank account at Bank of America and certain other obligations and prepaid expenses that had been incurred and/or paid for by the then existing management. An amount totaling $61,551 of the assumed Note has been treated as contributed capital.

GLOBAL SMART ENERGY, INC.
(A Development Stage Company)
Notes to Financial Statements

NOTE 6 – EMPLOYMENT AGREEMENTS

As of June 1, 2011 the Company entered into an employment agreement with Frank O’Donnell, to serve as President and Director, and Lyle Mortensen to serve as the Secretary/Treasurer and Director of the Company.  Each agreement calls for monthly cash compensation of $5,000 per month and an accrual of 10,000 shares of common stock per month for the first full year of employment.  The stock award is to be vested 100% upon completion of one year of service.  In the event the Employee is terminated, for other than misconduct, the Stock Awards will become 100% vested.  Upon the resignations of Frank O’Donnell and Lyle J. Mortensen, effective October 21, 2011, the employment agreements were cancelled and transferred to Global Smart Energy, Inc (NEVADA). The prior officers have agreed to no longer look to the Company for compensation and accrual of stock benefits under the Employment Agreements.

Note 7 – SUBSEQUENT EVENTS

On October 21, 2011 the Company issued a promissory note to Bridgeport Enterprises, Inc. (“Bridgeport”) in the amount of $30,000.00 in exchange for deposits totaling $30,000.00 into bank accounts.  The proceeds are to be used for expenses paid to the prior officers and for expenses incurred with $20,000 to be retained by the Company for working Capital.  The terms of the Bridgeport note is interest to accrue at 6% and is due on October 21, 2012.  At the option of the payee, the note may be converted into Common Stock of the Company at $0.002 per share for a total of 15,000,000 shares of the Company.

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

After attempting to develop programming, it was determined that the company did not want to develop this particular programming and had not entered into a definitive contract to sell the programming.   The film and production costs were transferred to related parties in exchange for the debt owed to them for advances to the Company.

OUR CORPORATE INFORMATION

GSEI was incorporated in the State of Delaware on April 1, 2008 under the name of Triangle Alternative Network, Inc. The Company officially changed its name to Global Smart Energy, Inc. on February 8, 2011. GSE has no full time employees. Our principal executive offices are located at 3340 Peachtree Road, N.E., Atlanta, GA and our telephone number is (404) 230-9600.

Effective October 2, 2011 in a special meeting of the Board of Directors, E. Lamar “Lou” Seals, III was elected as Chairman of the Board of Directors and CEO of the Company to be effective October 22, 2001.  Frank O’Donnell, CEO and Director, Lyle Mortensen CFO and Director and Gerry Shirren, Director resigned for personal reasons and had no disagreements with the Company.  Prior to resignation the Board of Directors elected E. Lamar Seals, III and John W. Bonner, Jr. as directors to replace them until further action by a majority of the shareholders.

Liquidity and Capital Resources

Cash Requirements

At September 30, 2011, we had cash on hand of $2,334.45 compared to $255 at December 31, 2010. Management feels that the cash on hand is not sufficient for the next twelve months. We anticipate that our cash requirements will increase substantially as a result of the fact that we are now a public, reporting company and are beginning to develop a business plan. We anticipate that we will require approximately $2,500,000 to meet our minimal operating requirements for the next twelve months. We have not established our revenues and have not established any other source for the required operating funds.

THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

REVENUES, EXPENSES AND LOSS FROM OPERATIONS

Our revenues, selling, general and administrative expenses and net loss for the three months ended September 30, 2011 and September 30, 2010 are as follows:

	Three Months Ended Sept. 30, 2011	Three Months Ended Sept. 30, 2010
Revenue	$-	$-
Selling, general and administrative	45,370	2,802
Net Loss	$(45,370)	$(2,802)

For the three months ended September 30, 2011, operating expenses totaled $45,370 as compared to $2,802 for the three months ended September 30, 2010. The increase was primarily due to payments of monthly compensation to current officers and directors of the Company, accrual of interest and increased professional fees for filing and other professional expenses.

NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

REVENUES, EXPENSES AND LOSS FROM OPERATIONS

Our revenues, selling, general and administrative expenses and net loss for the nine months ended September 30, 2011 and September 30, 2010 are as follows:

	Nine Months Ended Sept. 30, 2011	Nine Months Ended Sept. 30, 2010
Revenue	$-	$-
Selling, general and administrative	82,058	15,083
Net Loss	$(82,058)	$(15,083)

For the nine months ended September 30, 2011, operating expenses totaled $82,058 as compared to $15,083 for the nine months ended September 30, 2010. The increase was primarily due to payments of monthly compensation to current officers and directors of the Company, accrual of interest and increased professional fees for filing and other professional expenses.

Sources and Uses of Cash

Operations

For the nine months ended September 30, 2011, we used cash in our operation of $60,370 compared to $14,576 for the nine months ended September 30, 2010. These changes were primarily the result of the loss from operations of $82,058 made up of stock issued for payments to officers and directors, professional and accounting fees paid to maintain corporate requirements, a decrease in prepaid assets of $3,000 and an increase in accounts payable of $1,637 for the nine months ended September 30, 2011; compared to a loss of $15,083 with an increase in accounts payable of $507 for the nine months ended September 30, 2010 and change noted for issuance of shares for services $ 13,500 for the nine months ended September 30, 2011.

Financing

We had net cash flows of $62,450 from financing activities for the nine months ended September 30, 2011 compared to $ 16,500 for the Nine months ended September 30, 2010. Cash in the amount of $62,450 came from related party advances.

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
Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our Calendar Year 2010 Form 10-K in Note 1- Summary of Significant Accounting Policies included in our Financial Statements.  There were no significant changes to our critical accounting policies during the nine months ended September 30, 2011. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the nine months ended September 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB)) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2011, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

CHANGES IN INTERNAL CONTROLS

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the nine-month period ended September 30, 2011. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the nine months ended  September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 4 SUBMUSSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 OTHER INFORMATION

None

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

Global Smart Energy, Inc.

Dated: November 21, 2011	/s/ E. Lamar Seals, III
By: E. Lamar Seals, III
Chief Executive Officer, Chief Financial Officer and Chairman