Form 10-K
period 2011-12-31
GLOBAL SMART ENERGY, INC.
filed 2012-04-03
CIK 1436426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission File Number: 333-152376

GLOBAL SMART ENERGY, INC.
( FORMERLY TRIANGLE ALTERNATIVE NETWORK INCORPORATED)
(Exact name of Company as specified in its charter)

DELAWARE		26-2691611
(State or other Jurisdiction of		(IRS Employer
of Incorporation or Organization)		Identification No.)

3340 Peachtree Road, N.E., Suite 1800, Atlanta, GA		30326
(Address of principal executive offices)		(Zip Code)

(404) 230-9600
(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:   Common Stock, $0.005 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.   Yes   ☐   No  ☒

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes      ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No  ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

The aggregate market value of the voting and non-voting common equity on June 30, 2011 held by non-affiliates of the registrant is not applicable as the Company has not yet achieved trading status.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.         ☐ Yes       ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

As of March 30, 2012, there were 13,184,410 shares of the registrant’s Common Stock outstanding.

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

ITEM 1.	DESCRIPTION OF BUSINESS .

(a)	Business Development

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

ITEM 1A.  RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  DESCRIPTION OF PROPERTY

Our headquarters are located at 3340 Peachtree Road, N.E., Atlanta, GA.  At the current time the Company shares office space in the office of the current CEO and is not charged rent due to a lack of operations.

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

ITEM 4.   MINE SAFETY DISCLOSURES.

Not Applicable.

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The Company’s common stock is not actively trading as of December 31, 2011.

Holders of Our Common Stock

As of March 30, 2011, we had 71 stockholders of record based on Company information and provided by our transfer agent and as authorized by the Company.

Dividends

We have not declared or paid cash dividends on our common stock since our inception. We intend to retain all future earnings, if any, to fund the operation of our business, and, therefore, do not anticipate paying dividends in the foreseeable future. Future cash dividends, if any, will be determined by our board of directors.

Issuer Purchases of Equity Securities

There were no stock repurchases during the year ended December 31, 2011.

Recent Sales of Unregistered Securities

On March 8, 2011 the Board of the Directors authorized the issue of its common stock to the officers and directors that have been serving without compensation in the following amounts:

Lyle J. Mortensen, former CEO and director (1)	200,000 shares
Gerry Shirren, former CFO and director (1)	75,000 shares
Tiffany Kalahiki, former secretary and director (2)	25,000 shares

(1) resigned from all positions with the Company on October 21, 2011.

(2) resigned from all positions with the Company on January 13, 2011.

The Company also approved the issuance of 1,676,160 shares at $0.045 per share for the cancellation of the unsecured advances owed by the Corporation to its majority shareholder in the amount of $75,427.15 effective March 17, 2011.

On December 23, 2011, the Board of Directors authorized the issuance of 6,000,000 shares in conversion of a $30,000 Convertible promissory that was issued on October 21, 2011.

On December 23, 2011, Emmett Lamar Seals, III converted a Convertible Promissory Note in the amount of $30,000.00 to 6,000,000 shares of the Company’s common stock.

On February 16, 2012, the Company issued 1,000,000 shares of its common stock to Teresa Vellardita, designee of Vince Vellardita and 1,000,000 shares to Emmett Lamar Seals, III for services rendered.

All of the above offerings and sales were deemed to be exempt under either rule 506 of Regulation D and Section 4(2) or Rule 902 of Regulation S of the Securities Act of 1933, as amended.

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

The following discussion of our financial condition, changes in financial condition and results of operations for the year ended December 31, 2011 should be read in conjunction with our audited financial statements and related notes for the year ended December 31, 2011.

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities

RESULTS OF OPERATIONS

For the year ended December 31, 2011 compared to the period ended December 31, 2010

From our inception on May 23, 2007, (inception) to December 31, 2011, we have generated no revenue. We earned no revenues during the twelve month period ended December 31, 2011 and no revenues for the period ended December 31, 2010.

Operating expenses for the twelve months ended December 31, 2011 totaled $118,844, resulting in an increase of 519% percent from the comparable period of 2010. This increase resulted primarily from the fact that administrative expenses increased in preparation of possible acquisitions, which were not accomplished. The operations taking place prior to September 30, 2008 have been discontinued, and are classified in the financial statements as such.

We incurred a net loss of $122,410 during the twelve month period ended December 31, 2011, resulting in an increase in the loss of approximately 537% from the loss of $19,212 for the period ended December 31, 2010. Basic net loss per share from continuing operations was $0.02 for the twelve month period ended December 31, 2011, compared to $0.01 for the comparable period of 2010.

Liquidity and Capital Resources

As of December 31, 2011, we had a negative working capital of $16,949 compared to a negative working capital of $92,581at December 31, 2010. The change of $75,632 or 81.7% in working capital resulted primarily from the conversion of a related party payable into common stock.

During the twelve months ended December 31, 2011 we experienced negative cash flow of $100,030 from operating activities. We recognized positive cash flow from financing activities, relating to contributions to capital, proceeds from share issuance, repayments to and conversion from related party loans, in the amount of $99,855.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.                      FINANCIAL STATEMENTS.

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Global Smart Energy, Inc

We have audited the accompanying balance sheets of Global Smart Energy, Inc (A Development Stage Company) as of December 31, 2011 and 2010 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and from inception (May 23, 2007) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Smart Energy, Inc (A Development Stage Company) as of December 31, 2011 and 2010 and the results of its operation and its cash flow for the years then ended and from inception (May 23, 2007) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

March 30, 2012

Global Smart Energy, Inc.

(A Development Stage Company)

Balance Sheet

(Audited)

	December 31,
	2011	2010
Assets

Cash and Cash Equivalents	$80	$255
Prepaid Expenses		3,000
Total Current Assets	80	3,255

Total assets	$80	$3,255

Liabilities And Stockholders' Deficit

Accounts payable And Accrued Expenses	$5,175	$20,409
Related Party Payable	11,855	75,427
Total Current Liabilities	17,030	95,836

Total Liabilities	17,030	95,836

Stockholders' Deficit

Common Stock 50,000,000 shares authorised at par value of $ 0.005, 11,184,410 shares and 3,208,250 shares issued and outstanding, respectively	55,922	16,041
Additional Paid in Capital	221,369	63,209
Accumulated Deficit from Development Stage	(294,241)	(171,831)
Total Stockholders' deficit	(16,950)	(92,581)

Total Liabilities & Stockholders' Deficit	$80	$3,255

The accompanying notes are an integral part of these financial statements

Global Smart Energy, Inc.

(A Development Stage Company)

Statement of Operations

(Audited)

			From Inception
	For the Year Ended		(May 23, 2007)
	December 31,		Through
	2011	2010	December 31, 2011

Revenues	$-	$-	$-

Compensation - O & D	53,500		53,500
Professional Fees	47,970		47,970
General and Administrative	17,374	19,212	189,204
Total Operating Expenses	118,844	19,212	290,674

Loss from Operations	(118,844)	(19,212)	(290,674)

Other Income/ (Expense)
Interest expense	(3,566)		(3,566)

Net Loss	$(122,410)	$(19,212)	$(294,241)

Basic Loss per Commmon Share	$(0.02)	$(0.01)

Weighted Average No. of
Common Shares Outstanding	4,933,692	3,208,250

The accompanying notes are an integral part of these financial statements

Global Smart Energy, Inc.

(A Development Stage Company)

Statement of Stockholders' Deficit

(From Inception May 23, 2007 to December 31, 2011)

(Audited)

				Deficit Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, May 23, 2007	-	$-	$-	$-	$-

Common stock issued for services at $0.075 per share	5,000,000	25,000	50,000	-	75,000

Net loss for the year ended
December 31, 2007	-	-	-	(85,762)	(85,762)

Balance, December 31, 2007 (audited)	5,000,000	25,000	50,000	(85,762)	(10,762)

Common stock cancelled	(2,216,750)	(11,084)	11,084	-	-

Common stock issued for services at $0.01 per share	200,000	1,000	1,000	-	2,000

Net loss for the year ended
December 31, 2008	-	-	-	(29,370)	(29,370)

Balance, December 31, 2008 (audited)	2,983,250	14,916	62,084	(115,132)	(38,132)

Common stock issued for services at $0.01 per share	225,000	1,125	1,125	-	2,250

Net loss for the twelve months
ended December 31, 2009	-	-	-	(37,487)	(37,487)

Balance, December 31, 2009 (audited)	3,208,250	16,041	63,209	(152,619)	(73,369)

Net loss for the twelve months
Ended December 31, 2010	-	-	-	(19,212)	(19,212)

Balance, December 31, 2010 (audited)	3,208,250	16,041	63,209	(171,831)	(92,581)

Common Stock issued for Services
At $0.045 per share	300,000	1,500	12,000	-	13,500

Common Stock issued for settlement of related party payables at $0.045 per share	1,676,160	8,381	67,046	-	75,427

Common Stock issued for settlement of related party advances at 0.005 per share	6,000,000	30,000			30,000
Settlement of note payable and treated as additional paid-in capital			61,551		61,551
Reversal of amount payable to shareholder of the company, amount has to be credited to additional paid-in capital			17,563		17,563
Net Loss for the year ended 31-Dec-11	-	-	-	(122,410)	(122,410)

Balance, December 31, 2011(audited)	11,184,410	$55,922	$221,369	$(294,241)	$(16,950)

The accompanying notes are an integral part of these financial statements

Global Smart Energy, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(Audited)

			For the period from
			May 23, 2007
	For the year ended December 31,		(Date of Inception)
	2011	2010	to December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(122,410)	$(19,212)	$(294,241)
Adjustment to reconcile net loss to net
cash used by operating activities
Interest	3,550	-	3,550
Common Stock issued for services	13,500		92,750
Changes in operating assets and liabilities:
Changes in Accounts Payable	2,330	349	22,739
Change in Current Assets	3,000	(3,000)	-
NET CASH USED IN OPERATING ACTIVITIES	(100,030)	(21,863)	(175,202)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party loans	11,855	22,000	87,282
Proceeds from Share Issuance	230,000	-	230,000
Additional Capital Contributed	(142,000)	-	(142,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	99,855	22,000	175,282

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(175)	137	80

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	255	118	$-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$80	$255	$80

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Interest paid	$-	$-	$625
Income taxes paid	$-	$-	$-
Shares issued to settle related party payables	$105,427	$-	$105,427
Settlement of related party payables and recorded as additional paid-in capital	$79,114	$-	$79,114

The accompanying notes are an integral part of these financial statements.

GLOBAL SMART ENERGY, INC.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Triangle Alternative Network Inc. (TAN, Inc.) was incorporated in the State of Delaware on April 1, 2008. TAN, Inc. was a holding company for and operated through its wholly owned subsidiary Triangle Alternative Networks LLC, (TAN, LLC) a limited liability company organized in the State of Florida on May 23, 2007. TAN LLC was organized to engage in the business of producing and broadcasting television programming which focuses on the GLBT (Gay-Bi-Sexual-Transgender) community. During 2008, the Company discontinued the pursuit of the original business plans of TAN LLC. The Company has not realized significant revenues as of December 31, 2011 and is classified as a development stage enterprise in accordance with ASC Topic 915.

On February 8, 2011, pursuant to a shareholder meeting on January 10, 2011 the Company changed its name to Global Smart Energy, Inc. (the “Company”).

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

Basic (Loss) per Share

Basic (loss) per share is calculated by dividing the Company’s net loss applicable to the weighted average number of shares outstanding during the period. Diluted earnings per share are calculated by dividing the Company’s net income available to shareholders by the diluted weighted average number of shares outstanding during the period. The diluted weighted average number of shares outstanding is the basic weighted average number of shares outstanding adjusted for any potentially dilutive debt or equity. There are no such shares outstanding as of December 31, 2011 and December 31, 2010.

	For the Year	For the Year
	Ended	Ended
	December 31,	December 31,
	2011	2010
Loss (numerator)	$(122,410)	$(19,212)
Units (denominator)	4,933,692	3,208,250.
Per share amount	$(0.02)	$(0.01)

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during any of the periods shown.

Comprehensive Income

The Company has no component of other comprehensive income. Accordingly, net income equals comprehensive income for the periods ended December 31, 2011 and December 31, 2010.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred $-0- and $-0- of advertising expense during the periods ended December 31, 2011 and December 31, 2010, respectively.

GLOBAL SMART ENERGY, INC.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Reclassifications

Certain amounts relating to the prior year’s financial statements have been reclassified to conform with the results of the current year presentation. These reclassifications had no effect on the previously reported results of operations or accumulated deficit.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 35% to the net loss before provision for income taxes for the following reasons:

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2011	2010
NOL carryover	294,241	171,831
Deferred tax asset	102,984	60,141
Valuation allowance	(102,984)	(60,141)
Net deferred tax asset	$-	$-

At December 31, 2011, the Company had deferred tax assets before offsetting valuation allowance calculated at an expected rate of 35% of approximately $102,984. At December 31, 2010, the Company had calculated deferred tax assets before offsetting valuation allowance calculated at an expected rate of 35% of approximately $60,141.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of its deferred tax assets, a valuation allowance equal to the deferred tax assets was recorded at the Company’s year-end financial reporting dates.

At December 31, 2011 and 2010 the Company had net operating loss carry forwards of approximately $294,241 and $171,831, respectfully, which will expire through the year 2031. The change in the valuation allowance from December 31, 2010 to December 31, 2011 is $42,843. This change is primarily due to the increase in the Company’s net operating loss carry forwards.

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

GLOBAL SMART ENERGY, INC.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $294,240 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

Accounting Basis

The basis is accounting principles generally accepted in the United States of America. The Company has adopted a December 31 fiscal year end.

Stock-based compensation

The Company accounts for share based payments in accordance with ASC 718, Compensation – Stock Compensation, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. In accordance with ASC 718-10-30-9, Measurement Objective – Fair Value at Grant Date, the Company estimates the fair value of the award using a valuation technique. For this purpose, the Company uses the Black-Scholes option pricing model. The Company believes this model provides the best estimate of fair value due to its ability to incorporate inputs that change over time, such as volatility and interest rates, and to allow for actual exercise behavior of option holders. Compensation cost is recognized over the requisite service period which is generally equal to the vesting period. Upon exercise, shares issued will be newly issued shares from authorized common stock.

ASC 505, “Compensation-Stock Compensation”, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments to non employees for goods or services. Under this transition method, stock compensation expense includes compensation expense for all stock-based compensation awards granted on or after January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of ASC 505.

Recent Accounting Pronouncements

The Company has evaluated the recent accounting pronouncements through ASU 2012-02 and believes that none of them will have a material effect on the company’s financial statements.

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

GLOBAL SMART ENERGY, INC.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

In December, 2009, the Company issued 225,000 share of common stock at $0.01 per share to consultants for services performed.

On March 8, 2011 the Board of the Directors authorized the issue of its common shares to the officers and directors that had been serving without compensation in the following amounts:

Lyle J. Mortensen, former CEO and director 200,000 shares

Gerry Shirren, former CFO and director 75,000 shares

Tiffany Kalahiki, past secretary and director 25,000 shares

The Company approved the issue of 1,676,160 shares at $0.045 per share for the cancellation of the unsecured advances owed by the Company to its majority shareholder in the amount of $75,427.15.effective March 17, 2011.

On December 23, 2011 the Board of Directors authorized the issuance of 6,000,000 shares in conversion of a $30,000 Convertible promissory that was issued on October 21, 2011.

3.	RELATED PARTY PAYABLES

All current expenses of the Company including purchase of property and equipment, production costs and expenses, advertising expenses, general and administrative expenses and interest expense have been paid with advances from a related party of the Company. The related party payables are non-interest bearing, unsecured, and due upon demand. At December 31, 2011 and 2010, the Company owed $11,855 and $75,427 respectively for these payables.

The Company approved the issue of 1,676,160 shares at $0.045 per share for the cancellation of the unsecured advances owed by the Corporation to its majority shareholder in the amount of $75,427 effective March 17, 2011.

4.	GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principle, which contemplate continuation of the Company as a going concern. However, the Company has accumulated deficit of $294,241 as of December 31, 2011. The Company currently has limited liquidity, and has not established a stabilized source of revenues sufficient to cover operating costs over an extended period of time.

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

GLOBAL SMART ENERGY, INC.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

5.	OTHER ITEMS

The Company entered into a private transaction for a Private Placement of a Promissory note for $200,000 to assist in the financing of the Company on June 14, 2011. The Board of Directors assigned this liability and transferred $142,000 of cash in the Bank of America Account to a private company in Las Vegas that is a majority owned company by Frank O’Donnell and Lyle Mortensen. The private company agreed to hold Global Smart Energy, Inc. (Delaware) harmless for the deficit between the principal and accrued interest and the amount received in Cash from the Bank of America account.

On October 21, 2011 the Company entered into a private placement of a Convertible Promissory Note (the”Note”) in the amount of $30,000.00. The terms of the Note called for an election by the holder in due course to convert the promissory note into 6,000,000 shares of Common Stock of the Company. On December 15, 2011 the holder of the Note assigned all terms of the note to Seals Entertainment Company, LLC (Seals), which is owned by the current CEO and member of the Board of Directors, E. Lamar Seals, III. On December 23, 2011Seals elected to exercise his option and convert the promissory note into 6,000,000 shares of the Company’s Common Stock.

GLOBAL SMART ENERGY, INC.

(A Development Stage Company)

Notes to Financial Statements

(Audited)

6. SUBSEQUENT EVENTS

By Written Consent on February 7, 2012, a majority of the shareholders authorized the Board of Directors to increase the Authorized Shares of Common Stock of the Company to 100,000,000 shares and to create a Preferred Class of Stock in the maximum amount of 200,000,000 shares.

On February 16, 2012, the Company issued 1,000,000 shares of common stock to Teresa Vellardita, designee of Vince Vellardita, and 1,000,000 shares of common stock to Emmett Lamar Seals, III for services.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

Identity of directors and executive officers

The following table sets forth information regarding our executive officers and directors. Each of our executive officers has been elected by our board of directors and serves until his or her successor is duly elected and qualified:

Name	Age	Position
E. Lamar “Lou” Seals, III	51	President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors
John W. Bonner, Jr.	43	Executive Vice President and Treasurer and Director
Edward A. Mearns III	58	Secretary and Director
Frank A. O’Donnell (1) Lyle J Mortensen (1)	59 72	Former Chief Executive Officer and Director Former Chief Executive Officer and Director
Gerry Shirren (1)	53	Former Chief Financial Officer and Director
Tiffany Kalahiki (2)	39	Former Secretary and Director

(1) resigned from all positions with the Company on October 21, 2011.

(2) resigned from all positions with the Company on January 13, 2011.

The principal occupations and business experience for at least the past five years of each director and executive officer is as follows.

E. Lamar “Lou” Seals, III - Mr. Seals served as Chairman, Chief Executive Officer and President of Seals Communications Corporation, a media, marketing and television production company, from 1984 to 2006. In 1996, he founded Seals Communications Group, Inc. and served as Chairman, Chief Executive Officer and President from 1996 to 2008. He is currently the Chairman, Chief Executive Officer, President and Partner of TUFF TV Media Group, LLC, a digital broadcast network. He is also the Chairman, Chief Executive Officer and President of Seals Entertainment Company, LLC, a leading independent owner and producer of television programming. Mr. Seals attended Georgia State University.

John W. Bonner, Jr. - Mr. Bonner has served as the Chief Executive Officer and Director of Southeast Properties, Inc., a commercial real estate firm offering asset management, leasing and brokerage services, since 2006. He joined TUFF TV Media Group, LLC as a partner and Director in 2009.  Mr. Bonner attended the University of Tennessee at Chattanooga.

Edward A. Mearns III - Mr. Mearns has served as the Chief Operating Officer and Director of Clarus Transphase Scientific, Inc., a technology company in the field of energy resonance, since 2008. He served as Counsel for The Health Network, Inc. from 2005 to 2008. Since 2005, Mr. Mearns has served as the Founder and Executive Director of the Action Sports Alliance, a non-profit organization representing professional female athletes. He has been Director of The Growing Institute since 2010. Mr. Means received a bachelor’s degree in English literature from Yale University in 1974. In 1979, he received a Juris Doctor degree from University of Virginia School of Law.

Frank O’Donnell – Mr. O’Donnell is the CEO of a Private Nevada Company specializing in Energy related products and Vice-Chairman of TV compass and a founder of the Company. From 1996 to 2004, Mr. O’Donnell was the founder and President of Evolve Products, Inc. From 1986 to1995, he was the founder and Vice President of Universal Electronics, Inc. and from 1979 to 1986 he was the founder and President of Cable Business Associates, Inc. Further, he previously managed the custom designs for Time Warner Cable and Comcast (AT&T/TCI) universal remote controls. Mr. O’Donnell resigned from all positions with the Company on October 21, 2011.

Lyle J Mortensen- Mr. Mortensen is the owner and operator of Lyle J. Mortensen CPA, a consulting and accounting firm in practice since 1978. After graduation from Arizona State University, he worked for Touche Ross & Company in their Los Angeles, Phoenix, and Salt Lake City offices, serving as Director of Tax Operations (Salt Lake City office) from 1975 until 1978, when he established his private practice.  Recently he served as the Chief Financial Officer for Advanced Growing Systems, Inc. from the date of inception through the registration process with the SEC and transition from a private company to a publicly held company that trades on the NASDAQ over the counter (Pink Sheets).  He remains as an active member of the Board of Directors. His experience in accounting and consulting includes serving as the chief financial officer of an international investment banking firm; representing clients before the Internal Revenue Service, NASD, and other regulatory bodies; and preparing Securities and Exchange Commission documents. He has also functioned as the chief financial officer for several small companies, giving them financial and accounting structure and direction as needed. Mr. Mortensen resigned from all positions with the Company on October 21, 2011.

Gerry Shirren- Mr. Shirren is a Fellow of the Association of Certified Accountants FCCA and has been involved in the media industry for nearly 20 years.  From 2006 to the present, Mr. Shirren has served as a financial consultant to U.S. companies involved in film, television, rights acquisitions and exploitation, bankruptcy turnarounds, corporate acquisition and financing.  From June 2005 to March 2008, Mr. Shirren has served as Chief Executive Officer and joint managing Director of Digital Animation Media Limited, an Ireland-based company involved in the development production and exploitation of animation properties for film and television.  From August 2005 to January 2008, Mr. Shirren has served as Chief Executive Officer and Director of Cambridge Animation Systems Limited, a United Kingdom based animation software tolls company with operations based in Ireland and the United Kingdom.  From 1995 to June 2005, Mr. Shirren served as Chief Executive Officer and Joint Managing Director of TerraGlyph, which was initially the European Production center for the Chicago based TerraGlyph Interactive and subsequently became an independent film, television and interactive production studio.  Mr. Shirren obtained his Business Diploma, with Honors, from the Athlone Institute of Technology in Ireland. Mr. Shirren resigned from all positions with the Company on October 21, 2011.

Tiffany Kalahiki- Ms. Kalahiki graduated cum laude from the University of Nevada in 2003 with a BS in Elementary Education.  Since 2004, she has worked in the Clark County School District as a teacher and substitute teacher.  Ms. Kalahiki has been the Vice President of ICAG, Inc., and Investment and Holding Company, since 1998.  Since 2008, Ms. Kalahiki has served as Secretary of BPT, Inc. On January 13, 201, Ms. Kalahiki resigned for personal purposes and had no disagreements with the Company or its officers.

The Board believes that each of the Company’s directors is highly qualified to serve as a member of the Board. Each of the directors has contributed to the mix of skills, core competencies and qualifications of the Board.

None of our current directors hold or held any directorships during the past five years in other reporting companies. Presently, none of our directors is an “independent director” under the Corporate Governance Rules of the NASDAQ Stock Market, Inc., Rule 5605(a)(2). There are no family relationships among any of our directors or executive officers.

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

Involvement in Certain Legal Proceedings

During the last ten years, except as indicated below, no director, executive officer, promoter or control person of the Company has:

(1)           Had a bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)           Been convicted in a criminal proceeding or been subject to a pending criminal proceeding, excluding traffic violations and other minor offenses;

(3)           Been subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

(4)           Been found by a court of competent jurisdiction (in a civil action), the SEC, or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated; or

(5)           Been the subject to, or a party to, any sanction or order, not subsequently reverse, suspended or vacated, of any self-regulatory organization, any registered entity, or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

On August 5, 2008, the United States Bankruptcy Court for the Central District of California entered an Order Confirming Second Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code of Valcom, Inc., of which Vince Vellardita, a former director and officer, is Chief Executive Officer.

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

Compensation Committee

We do not presently have a compensation committee. Our Board of Directors currently acts as our compensation committee.

Nominating Committee

We do not presently have a nominating committee. Our Board of Directors currently acts as our nominating committee.

ITEM 11.       EXECUTIVE COMPENSATION

Executive Compensation

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal years ended December 31, 2011 and 2010 (“Named Executive Officers”):

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

E. Lamar “Lou” Seals, III	2011	0	0	0	0	0	0	0	0
President, Chief Executive Officer, Chief Financial Officer and Chairman	2010	0	0	0	0	0	0	0	0

John W. Bonner, Jr.	2011	0	0	0	0	0	0	0	0
Executive Vice President, Treasurer and Director	2010	0	0	0	0	0	0	0	0

Edward A. Mearns III	2011	0	0	0	0	0	0	0	0
Secretary and Director	2010	0	0	0	0	0	0	0	0

Frank O’Donnell (1)	2011	20,000	0	0	0	0	0	0	20,000
Former Chief Executive Officer and Director	2010	0	0	0	0	0	0	0

Lyle J Mortensen (1,3)	2011	20,000	0	9,000	0	0		0	29,000
Former Chief Executive Officer, and Director	2010	0	0	0	0	0	0	0

Gerry Shirren (1)	2011	0	0	3,375	0	0	0	0	3,375
Chief Financial Officer, and Director	2010	0	0	0	0	0	0	0	0

Tiffany Kalahiki (2)	2011	0	0	1,125	0	0	0	0	1,125
Secretary and Director	2010	0	0	0	0	0	0	0	0

(1) resigned from all positions with the Company on October 21, 2011.

(2) resigned from all positions with the Company on January 13, 2011.

(3) compensation received through Aritex Consultants, Inc. for his services.

Equity Compensation, Pension or Retirement Plans

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

DIRECTOR COMPENSATION

The Company’s directors currently serve without compensation. However, on March 8, 2011 the Board of the Directors authorized the issue of its common shares to the officers and directors that had been serving without compensation in the following amounts:

Lyle J. Mortensen, Former CEO and director	200,000 shares
Gerry Shirren, Former CFO and director	75,000 shares
Tiffany Kalahiki, Former secretary and director	25,000 shares

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners

The following table sets forth the beneficial ownership information of our common stock at December 31, 2011, for:

●   each person known to us to be the beneficial owner of more than 5% of our common stock;

●    each named executive officer;

●    each of our directors; and

●    all of our executive officers and directors as a group.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock reflected as beneficially owned. We have based our calculation of the percentage of beneficial ownership on 11,184,410 shares of common stock outstanding on December 31, 2011.

In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of December 31, 2011. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person.  It should be noted that no shareholder of the Company currently holds any options or warrants exercisable within 60 days of December 31, 2011. Beneficial ownership representing less than 1% is denoted with an asterisk (.*)

Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Percentage Ownership(%)
E. Lamar “Lou” Seals, III CEO, CFO and Director Address: 3340 Peachtree Road, N.E., Suite 1800, Atlanta, GA, 30326	6,000,000	53.6%
John W. Bonner, Jr. Director Address: 3340 Peachtree Road, N.E., Suite 1800, Atlanta, GA, 30326	-0-	*
Edward A. Mearns III Director Address: 3340 Peachtree Road, N.E., Suite 1800, Atlanta, GA, 30326	-0-	*
Lyle J. Mortensen Former CEO and Director 1701 W. Northwest Highway, Ste 100, Grapevine, TX 76051 Tiffany Kalahiki Address: 918 Noio St., Honolulu HI 96816	25,000	*
Gerry Shirren Former CFO and Director Address: Dublin, Ireland	75,000	*
ICAG, Inc. Address:2222 Driftwood Tide Ave, Henderson, NV 89052	3,997,160	35.74%
Officers and Directors (3 persons)	6,000,000	53.6%

Changes in Control

On October 21, 2011 the Company entered into a private placement of a Convertible Promissory Note (the”Note”) in the amount of $30,000.00. The terms of the Note called for an election by the holder in due course to convert the promissory note into 6,000,000 shares of Common Stock of the Company. On December 15, 2011 the holder of the Note assigned all terms of the note to Seals Entertainment Company, LLC (“Seals”), which is owned by the current CEO and member of the Board of Directors, E. Lamar Seals, III. On December 23, 2011, Seals elected to convert the promissory note into 6,000,000 shares of the Company’s Common Stock. This transaction changed the control of the Company to E. Lamar Seals, III with 53.6% of the outstanding shares at the time of conversion of the Note in exchange for 6,000,000 shares of the Company’s common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of December 31, 2011, the Company is indebted to Seals Entertainment Company, LLC, a shareholder of the Company holding greater than 10% of the issued and outstanding stock, in the amount of $11,855.

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

Audit Fees

During the fiscal year ended December 31, 2011, we incurred approximately $10,575 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2011.

During the fiscal year ended December 31, 2010, we incurred approximately $7,000 in fees to our principal independent accountants for professional services rendered in connection with the audit and reviews of our financial statements for fiscal year ended December 31, 2010.

Audit-Related Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for assurance and related services by our principal independent accountants that are reasonably related to the performance of the audit or review of our financial statements (and are not reported under Item 9(e)(1) of Schedule 14A was $0 and $0, respectively.

Tax Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for professional services rendered by our principal accountant tax compliance, tax advice and tax planning was $0 and $0, respectively.

All Other Fees

The aggregate fees billed during the fiscal years ended December 31, 2011 and 2010 for products and services provided by our principal independent accountants (other than the services reported in Items 9(e)(1) through 9(e)(3) of Schedule 14A) was $0 and $0, respectively.

Our Board of Directors pre-approves all audit and non-audit services performed by the Company’s auditor and the fees to be paid in connection with such service.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3.1 Articles of Incorporation (incorporated by reference to our Form S-1 as filed with the Securities and Exchange Commission on July 17, 2008).

3.2 Certificate of Amendment of Certificate of Incorporation.

3.3 Bylaws (incorporated by reference to our Form S-1 as filed with the Securities and Exchange Commission on July 17, 2008).

31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS       XBRL Instance Document

101.SCH      XBRL Taxonomy Extension Schema Document

101.CAL      XBRL Taxonomy Extension Calculation Linkbase

101.LAB      XBRL Taxonomy Extension Label Linkbase

101.PRE      XBRL Taxonomy Extension Presentation Linkbase

101.DEF      XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GLOBAL SMART ENERGY, INC.

Date: April 3, 2012	By:	/s/ Lamar “Lou” Seals
President, Chief Executive Officer, Chief Financial Officer
and Chairman
(Principal Executive Officer and Principal Financial
Officer)

In accordance with the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lamar “Lou” Seals	President, Chief Executive Officer, Chief Financial Officer and Chairman	April 3, 2012
Lamar “Lou” Seals

/s/ John W. Bonner	Executive Vice President, Treasurer and Director	April 3, 2012
John W. Bonner

/s/ Edward A. Mearns	Secretary and Director	April 3, 2012
Edward A. Mearns

