Form 10-Q
period 2012-03-31
GLOBAL SMART ENERGY, INC.
filed 2012-05-21
CIK 1436426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 15, 2012, there were 13,184,410 shares of common stock, par value $0.005, issued and outstanding.

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

ITEM 1 FINANCIAL STATEMENTS

Global Smart Energy, Inc.

(A Development Stage Company)

Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011

Assets

Cash and cash equivalents	$80	$80
Total current assets	80	80

Total assets	$80	$80

Liabilities and stockholders' deficit

Accounts payable and accrued expenses	$46,630	$5,175
Related party payable	18,544	11,855
Total current liabilities	65,174	17,030

Total liabilities	65,174	17,030

Stockholders' deficit

Common Stock 50,000,000 shares authorized at par value of $ 0.005, 13,184,410 and 11,184,410 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	65,922	55,922
Additional paid-in capital	221,369	221,369
Accumulated deficit during development stage	(352,385)	(294,241)
Total stockholders' deficit	(65,094)	(16,950)

Total liabilities & stockholders' deficit	$80	$80

The accompanying notes are an integral part of these financial statements.

Global Smart Energy, Inc.

(A Development Stage Company)

Statements of Operations

(Unaudited)

			From Inception
	For the Three Months Ended		(May 23, 2007)
	March 31,		Through
	2012	2011	March 31, 2012

Operating expenses:
Compensation	$5,000	$13,500	$58,500
Professional fees	45,634	7,478	93,605
General and administrative	7,110	1,835	196,314
Total operating expenses	57,744	22,813	348,419

Loss from operations	(57,744)	(22,813)	(348,419)

Other expense:
Interest expense	-	-	(3,566)
Franchise tax expense	(400)	-	(400)
Net loss	$(58,144)	$(22,813)	$(352,385)

Basic loss per common share	$(0.00)	$(0.01)

Weighted average number of
common shares outstanding	11,932,063	3,545,653

The accompanying notes are an integral part of these financial statements.

Global Smart Energy, Inc.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

			For the period from
	For the Three Months ended		(May 23, 2007)
	March 31,		inception through
	2012	2011	March 31, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,144)	$(22,813)	$(352,385)
Adjustment to reconcile net loss to net cash used in operating activities:
Interest	-	-	3,550
Common stock issued for services	10,000	13,500	102,750
Changes in operating assets and liabilities:
Increase in accounts payable	41,455	4,727	64,194
Decrease in prepaid expenses	-	3,000	-
NET CASH USED IN OPERATING ACTIVITIES	(6,689)	(1,586)	(181,891)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	6,689	1,650	93,971
Proceeds from share issuance	-		30,000
Proceeds from promissory note	-	-	200,000
Additional capital contributed		-	(142,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,689	1,650	181,971

NET INCREASE IN CASH AND CASH EQUIVALENTS	$-	$64	$80

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80	255	$-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	80	319	80

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Cash paid for interest	$-	$-	$625
Cash paid for taxes	$400	$-	$400
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to settle related party payble	$-	$1,676,160	$7,676,160

The accompanying notes are an integral part of these financial statements.

GLOBAL SMART ENERGY, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the most recent filing of the Form 10-K which included the financial statements and notes thereto as of December 31, 2011. The operating results for the three month period ended March 31, 2012 are not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2012.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared in conformity with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations since inception (May 23, 2007). The Company has accumulated a deficit of $352,385 and currently has a net working capital deficit of $65,094 as of March 31, 2012.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2012 and December 31, 2011, a company of which the prior CEO is also an officer, advanced $18,544 and $11,855, respectively for the administration and other costs of operations on an unsecured basis; bearing no interest and due on demand.

NOTE 5 – STOCKHOLDERS DEFICIT

On February 16, 2012, the Company issued 1,000,000 shares of common stock to a consultant, Teresa Vellardita, designee of Vince Vellardita, for services valued at $5,000 and 1,000,000 shares of common stock to Emmett Lamar Seals, III, the CEO of the Company, for services.

NOTE 6 – SUBSEQUENT EVENTS

On April 24, 2012 the Company’s Board of Directors approved the amendment of the Articles of Incorporation to change the name to Seals Entertainment Company, Inc.

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

OUR CORPORATE INFORMATION

GSEI was incorporated in the State of Delaware on April 1, 2008 under the name of Triangle Alternative Network, Inc. The Company officially changed its name to Global Smart Energy, Inc. on February 8, 2011. On April 24, 2012 the Company’s Board of Directors approved the amendment of the Articles of Incorporation to change the name to Seals Entertainment Company, Inc. GSE has no full time employees. Our principal executive offices are located at 3340 Peachtree Road, N.E., Atlanta, GA and our telephone number is (404) 230-9600.

Liquidity and Capital Resources

Cash Requirements

At March 31, 2012, we had cash on hand of $80 compared to $80 at December 31, 2011. Management feels that the cash on hand is not sufficient for the next twelve months. We anticipate that our cash requirements will increase substantially as a result of the fact that we are now a public, reporting company and are beginning to develop a business plan. We anticipate that we will require approximately $336,000 to meet our minimal operating requirements for the next twelve months. We have not established our revenues and have not established any other source for the required operating funds. For future implementation of a business plan, expansion and growth Management anticipates a need for a total cash requirement of approximately $3,500,000.

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2011

REVENUES, EXPENSES AND LOSS FROM OPERATIONS

Our revenues, operating expenses and net loss for the three months ended March 31, 2012 and March 31, 2011 are as follows:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2012	2011
Revenue	$-	$-
Operating expenses	57,744	22,813
Franchise tax expense	400	-
Net Loss	$(58,144)	$(22,813)

Revenues for the three months ended March 31, 2012 were $0, compared to $0 for the three months ended March 31, 2011.

For the three months ended March 31, 2012, operating expenses totaled $57,744 as compared to $22,813 for the three months ended March 31, 2011. The increase was primarily due to payments of monthly compensation to current officers and directors of the Company, increased professional fees for filing and other professional expenses.

Sources and Uses of Cash

Operations

For the Three months ended March 31, 2012, we used cash in our operation of $6,689 compared to $1,586 for the Three months ended March 31, 2011. These changes were primarily the result of the loss from operations of $58,144 made up of stock issued for payments to officers and directors, professional and accounting fees paid to maintain corporate requirements, and an increase in accounts payable of $41,455 for the Three months ended March 31, 2012.

Financing

We had net cash flows of $6,689 from financing activities for the Three months ended March 31, 2012 compared to $ 1,650 for the Three months ended March 31, 2011. Cash in the amount of $6,689 came from related party advances for the three months ended March 31, 2012.

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

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our Calendar Year 2011 Form 10-K in Note 1- Summary of Significant Accounting Policies included in our Financial Statements.  There were no significant changes to our critical accounting policies during the three months ended March 31, 2012. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the three months ended March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB)) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of March 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, we have continued to refine our internal procedures to begin to implement segregation of duties and to reduce the number of audit adjustments. To assist management with additional internal controls, the general ledger and accounting records are under the control of an independent certified public accountant as a consultant to the Company on a monthly basis.

Changes in Internal Control over Financial Reporting. Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the three-month period ended March 31, 2012. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the three-months ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

The Company is not involved in any legal proceedings.

ITEM 1A RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 16, 2012, the Company issued 1,000,000 shares of common stock to a consultant, Teresa Vellardita, designee of Vince Vellardita, for services valued at $5,000 and 1,000,000 shares of common stock to Emmett Lamar Seals, III, the CEO of the Company, for services valued at $5,000.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

There have been no events that are required to be reported under this Item.

ITEM 4 MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 OTHER INFORMATION

None

ITEM 6 EXHIBITS

3.1 Articles of Incorporation (incorporated by reference to our Form S-1 as filed with the Securities and Exchange Commission on July 17, 2008).

3.2 Certificate of Amendment of Certificate of Incorporation. (incorporated by reference to our Form 10-K as filed with the Securities and Exchange Commission on

3.3 Bylaws (incorporated by reference to our Form S-1 as filed with the Securities and Exchange Commission on July 17, 2008).

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

Global Smart Energy, Inc.

Dated: May 21, 2012	/s/ E. Lamar Seals, III
By: E. Lamar Seals, III
Chief Executive Officer, Chief Financial Officer and Chairman

