Form 10-Q
period 2012-06-30
Seals Entertainment Corp
filed 2012-08-20
CIK 1436426

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

 For the transition period from _______________ to _______________.

COMMISSION FILE NUMBER: 333-152376

SEALS ENTERTAINMENT CORPORATION

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  As of August 6, 2012, there were 19,184,410 shares of common stock, par value $0.005, issued and outstanding.

SEALS ENTERTAINMENT CORPORATION

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

ITEM 1 FINANCIAL STATEMENTS

Seals Entertainment Corporation
(A Development Stage Company)
Balance Sheets
(Unaudited)

	June 30, 2012	December 31, 2011

Assets

Cash and cash equivalents	$9	$80
Total current assets	9	80

Total assets	$9	$80

Liabilities and stockholders' deficit

Accounts payable and accrued expenses	$69,636	$5,175
Related party payable	34,668	11,855
Total current liabilities	104,304	17,030

Total liabilities	104,304	17,030

Stockholders' deficit

Preferred Stock 20,000,000 shares authorized
at par value of $ 0.005, no shares isued and outstanding	-	-
Common Stock 100,000,000 shares authorized
at par value of $ 0.005, 13,184,410 and
19,184,410 shares issued and outstanding as of
June 30, 2012 and December 31, 2011, respectively	95,922	55,922
Additional paid-in capital	221,369	221,369
Accumulated deficit during development stage	(421,586)	(294,241)
Total stockholders' deficit	(104,295)	(16,950)

Total liabilities & stockholders' deficit	$9	$80

The accompanying notes are an integral part of these financial statements.

SEALS ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
	For the Three Months Ended		For the Six Months Ended		(May 23, 2007)
	June 30,		June 30,		Through
	2012	2011	2012	2011	June 30, 2012

Operating Expenses:

Compensation	$30,000	$-	$35,000	$-	$88,500
Professional fees	28,945	-	74,580	-	122,550
General and administrative	10,256	13,876	17,366	36,689	206,570

Total Operating Expenses	69,201	13,876	126,946	36,689	417,620

Loss from operations	(69,201)	(13,876)	(126,946)	(36,689)	(417,620)

Other expense:
Interest expense					(3,566)
Franchise tax expense	-	-	(400)	-	(400)

Net loss	$(69,201)	$(22,813)	$(127,346)	$(36,689)	$(421,586)

Basic loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	17,206,788	3,545,653	14,679,315	3,208,250

The accompanying notes are an integral part of these financial statements.

SEALS ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			From inception
	For the Six Months ended		(May 23, 2007)
	June 30,		through
	2012	2011	June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(127,345)	$(36,689)	$(421,586)
Adjustment to reconcile net loss to net
cash used in operating activities:
Interest	-	-	3,550
Common stock issued for services	40,000	13,500	132,750
Changes in operating assets and liabilities:
Increase in accounts payable	64,461	15,215	87,200
Decrease in prepaid expenses	-	3,000	-
NET CASH USED IN OPERATING ACTIVITIES	(22,884)	(4,974)	(198,086)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party	22,813	4,450	110,095
Proceeds from share issuance	-	-	30,000
Proceeds from promissory note	-	200,526	200,000
Additional capital contributed		-	(142,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	22,813	204,976	198,095

NET INCREASE IN CASH AND CASH EQUIVALENTS	$(71)	$200,002	$9

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	80	255	$-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	9	200,257	9

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION
Cash paid for interest	$-	$-	$625
Cash paid for taxes	$-	$-	$-
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued to settle related party payable	$-	$75,427	$105,427
Settlement of related party payables and recorded as
additional paid-in capital	$-	$-	$79,114

The accompanying notes are an integral part of these financial statements.

SEALS ENTERTAINMENT CORPORATION

 (A Development Stage Company)

Notes to Unaudited Financial Statements

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 210 8-03 of Regulation S-X.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2012 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the most recent filing of the Form 10-K which included the financial statements and notes thereto as of December 31, 2011. The operating results for the three and six months periods ended June 30, 2012 is not necessarily indicative of the operating results that may be expected for the fiscal year ending December 31, 2012.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared in conformity with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has had no revenues and has generated losses from operations. The Company has accumulated a deficit of ($421,586) and currently has net working capital deficit of $104,295 as of June 30, 2012.

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

SEALS ENTERTAINMENT CORPORATION

 (A Development Stage Company)

Notes to Financial Statements

NOTE 4 – RELATED PARTY TRANSACTIONS

As of June 30, 2012 a company, of which the current CEO is also an officer, has advanced $34,668 for the administration and other costs of operations on an unsecured basis; bearing no interest and due on demand.

Note 5 – CHANGE OF NAME

On April 24, 2012 the Company Board of Directors approved the amendment of the Articles of Incorporation to change the name to Seals Entertainment Company, Inc. and on June 14, 2012 the name was officially changed with the Delaware Secretary of State.

NOTE 6 – STOCKHOLDERS DEFICIT

On February 16, 2012, the Company issued 1,000,0000 shares of common stock to a consultant, Teresa Vellardita, Designee of Vince Vellardita, for services valued at $5,000 and 1,000,000 shares of common stock to Emmitt Lamar Seals, III, the CEO of the Company, for Services.

On May 1, 2012, the Company issued 6,000,000 shares of common stock to Emmitt Lamar Seals, III, the CEO of the Company, for Services valued at $30,000.

The Company, on February 15, 2012, amended the Articles of Incorporation to provide for an increase in the total number of authorized Common shares to 100,000,000. Also, the Company authorized 20,000,000 shares of Preferred Stock with the Board of Directors authorized to designate the classes and/or series of Preferred stock with the various rights and preferences.

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

OVERVIEW

Seals Entertainment Corporation (formerly Triangle Alternative Network Incorporated) (“SEALS”) is a development stage company that was incorporated in the state of Delaware on April 1, 2008 and was the holding company for Triangle Alternative Network, LLC (“TAN, LLC” and, together with SEALS., "SEALS", the "Company", "we", "us" or "our").  We are a start-up company that was originally organized to develop a television network to provide programming to the Gay, Lesbian, Bi-Sexual and Trans-gender (“GLBT”) Community.

After attempting to develop programming, it was determined that the Company did not want to develop this particular programming and had not entered into a definitive contract to sell the programming. The film and production costs were transferred to related parties in exchange for the debt owed to them for advances to the Company.

OUR CORPORATE INFORMATION

SEALS was incorporated in the State of Delaware on April 1, 2008 under the name of Triangle Alternative Network, Inc. The Company officially changed its name to Global Smart Energy, Inc. on February 8, 2011. On June 13, 2012 the Company officially filed an amendment of the Articles of Incorporation to change the name to Seals Entertainment Company, Inc. SEALS has no full time employees. Our principal executive offices are located at 3340 Peachtree Road, N.E., Atlanta, GA and our telephone number is (404) 230-9600.

Liquidity and Capital Resources

Cash Requirements

At June 30, 2012, we had cash on hand of $9 compared to $80 at December 31, 2011. Management feels that the cash on hand is not sufficient for the next twelve months. We anticipate that our cash requirements will increase substantially as a result of the fact that we are now a public, reporting company and are beginning to develop a business plan. We anticipate that we will require approximately $336,000 to meet our minimal operating requirements for the next twelve months. We have not established our revenues and have not established any other source for the required operating funds. For future implementation of a business plan, expansion and growth Management anticipates a need for a total cash requirement of approximately $3,500,000.

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2011

REVENUES, EXPENSES AND LOSS FROM OPERATIONS

Our revenues, operating expenses and net loss for the three months ended June 30, 2012 and June 30, 2011 are as follows:

	Three Months	Three Months
	Ended June 30,	Ended June 30,
	2012	2011

Revenue	$-	$-

Operating expenses	69,201	13,876

Franchise tax expense	-	-

Net Loss	$(69,201)	$(13,876)

Revenues for the three months ended June 30, 2012 were $0, compared to $0 for the three months ended June 30, 2011.

For the three months ended June 30, 2012, operating expenses totaled $69,201 as compared to $13,876 for the three months ended June 30, 2011. The increase was primarily due to payments of monthly compensation to current officers and directors of the Company, increased professional fees for filing and other professional expenses.

SIX MONTHS ENDED JUNE 30, 2012 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011

REVENUES, EXPENSES AND LOSS FROM OPERATIONS

Our revenues, operating expenses and net loss for the six months ended June 30, 2012 and June 30, 2011 are as follows:

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2012	2011

Revenue	$-	$-

Operating expenses	126,946	36,689

Franchise tax expense	400	-

Net Loss	$(127,346)	$(36,689)

Revenues for the six months ended June 30, 2012 were $0, compared to $0 for the six months ended June 30, 2011.

For the six months ended June 30, 2012, operating expenses totaled $127,346 as compared to $36,689 for the six months ended June 30, 2011. The increase was primarily due to payments of monthly compensation to current officers and directors of the Company, increased professional fees for filing and other professional expenses.

Sources and Uses of Cash

Operations

For the six months ended June 30, 2012, we used cash in our operation of $22,884 compared to $4,974 for the Three months ended June 30, 2011. These changes were primarily the result of the loss from operations of $127,346 and increased payments to officers and directors, professional and accounting fees paid to maintain corporate requirements.

Financing

We had net cash flows of $22,813 from financing activities for the six months ended June 30, 2012 compared to $ 204,976 for the six months ended June 30, 2011. Cash in the amount of $22,813 came from related party advances for the six months ended June 30, 2012.

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

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in our Calendar Year 2011 Form 10-K in Note 1- Summary of Significant Accounting Policies included in our Financial Statements.  There were no significant changes to our critical accounting policies during the three months ended June 30, 2012. On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the result of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company's management, the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the six months ended June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB)) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

CHANGES IN INTERNAL CONTROLS

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation to determine whether any change in our internal controls over financial reporting occurred during the six-month period ended June 30, 2012. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that no change occurred in the Company's internal controls over financial reporting during the six-months ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

On May 1, 2012, the Company issued 6,000,000 shares of common stock to Emmitt Lamar Seals, III, the CEO of the Company, for Services valued at $30,000.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

There have been no events that are required to be reported under this Item.

ITEM 4 MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5 OTHER INFORMATION

On June 22, 2012 the Company filed form S-1, Registration Statement, and can be viewed in its entirety at www.sec.gov under company filings.

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

31 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS       XBRL Instance Document*

101.SCH      XBRL Taxonomy Extension Schema Document*

101.CAL      XBRL Taxonomy Extension Calculation Linkbase*

101.LAB      XBRL Taxonomy Extension Label Linkbase*

101.PRE      XBRL Taxonomy Extension Presentation Linkbase*

101.DEF      XBRL Taxonomy Extension Definition Linkbase*

* To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Seals Entertainment Corporation

Dated: August 20, 2012	/s/ E. Lamar Seals, III
By: E. Lamar Seals, III
Chief Executive Officer, Chief Financial Officer and Chairman
13