Form 10-Q/A
period 2012-06-30
Seals Entertainment Corp
filed 2012-08-31
CIK 1436426

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Seals Entertainment Corporation (the “Company”) on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Changes in the originally filed Statement of Operations and the disclosure on the number of shares outstanding in the Balance Sheets are also included herin,

Other than the aforementioned, no other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does modify and updates the items and disclosures indicated above.that were made in the original Form 10-Q.

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
at par value of $ 0.005, 19,184,410 and
11,184,410 shares issued and outstanding as of
June 30, 2012 and December 31, 2011, respectively	95,922	55,922
Additional paid-in capital	221,369	221,369
Accumulated deficit during development stage	(421,586)	(294,241)
Total stockholders' deficit	(104,295)	(16,950)

Total liabilities & stockholders' deficit	$9	$80

The accompanying notes are an integral part of these financial statements.

SEALS ENTERTAINMENT CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

					From Inception
	For the Three Months Ended		For the Six Months Ended		(May 23, 2007)
	June 30,		June 30,		Through
	2012	2011	2012	2011	June 30, 2012

Operating Expenses:

Compensation	$30,000	$-	$35,000	$-	$88,500
Professional fees	28,945	-	74,580	-	122,550
General and administrative	10,256	13,876	17,366	36,689	206,570

Total Operating Expenses	69,201	13,876	126,946	36,689	417,620

Loss from operations	(69,201)	(13,876)	(126,946)	(36,689)	(417,620)

Other expense:
Interest expense					(3,566)
Franchise tax expense	-	-	(400)	-	(400)

Net loss	$(69,201)	$(13,876)	$(127,346)	$(36,689)	$(421,586)

Basic loss per common share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common
shares outstanding	17,206,788	3,545,653	14,679,315	3,208,250

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

Seals Entertainment Corporation

Dated: August 31, 2012	/s/ E. Lamar Seals, III
By: E. Lamar Seals, III
Chief Executive Officer, Chief Financial Officer and Chairman
13